Form 10-K
period 2022-12-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2023-03-10
CIK 1275477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrants’ executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2022:

Title of each Class	Shares held by non-affiliates	Aggregate market value held by non-affiliates
Class A Common Stock, $0.001 par value	6,321,777	$10,620,585(a)
Class B Common Stock, $0.001 par value	20,760	$1,000 (b)
Class C Common Stock, $0.001 par value	31,938	$1,500 (b)

(a) The aggregate market value was calculated by using the last sale price of the Class A Common Stock as of June 30, 2022.

(b) The market value of the Class B and Class C Common Stock is an estimate based on their initial purchase price.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	March 10, 2023	10,019,888
Class B Common Stock, $0.001 par value	March 10, 2023	31,938
Class C Common Stock, $0.001 par value	March 10, 2023	31,938

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders of the Registrant are incorporated by reference into Part III of this Annual Report on Form 10‑K (this “Report”).

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
●

the effect of actual or proposed actions of the U.S. government, including the U.S. Federal Reserve (the "Fed"), the Federal Housing Finance Agency (the "FHFA"), the Federal Housing Administration (the "FHA"), the Federal Open Markets Committee (the "FOMC") and the U.S. Treasury, on interest rates, monetary policy, fiscal policy and the housing and credit markets;

●	the effect of prepayment rates on the value of our assets;
●	our ability to access the capital markets;
●	our ability to obtain future financing arrangements;
●	our ability to successfully hedge the interest rate risk and prepayment risk associated with our portfolio;
●

the federal conservatorship of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie-Mae and Freddie Mac and the U.S. government;

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
●

the phase-out of the London Interbank Offered Rate (“LIBOR”) index, transition from LIBOR to the alternative reference rate (the Secured Overnight Financing Rate ("SOFR")) and the impact on our LIBOR sensitive funding hedges, liabilities and assets.

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

PART I

ITEM 1. BUSINESS

Overview

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital” and, collectively with its subsidiaries, the “Company,” “we”, “us” or “our”) is a specialty finance company that operates in two business segments: investing in mortgage-backed securities (“MBS”) and Orchid Island Capital, Inc. (“Orchid”) common stock in our own portfolio, and serving as the external manager of Orchid which also invests in MBS. In both cases, the principal and interest payments of these MBS are guaranteed by Fannie Mae, Freddie Mac or the Government National Mortgage Association (“Ginnie Mae” and, collectively with Fannie Mae and Freddie Mac, “GSEs”) and are backed primarily by single-family residential mortgage loans. We refer to these types of MBS as “Agency MBS.” The investment strategy focuses on, and the portfolios consist of, two categories of Agency MBS: (i) traditional pass-through Agency MBS, such as mortgage pass-through certificates and collateralized mortgage obligations (“CMOs”) issued by the GSEs and (ii) structured Agency MBS, such as interest only securities (“IOs”), inverse interest only securities (“IIOs”) and principal only securities (“POs”), among other types of structured Agency MBS. The Company’s operations are classified into two reportable segments: the asset management segment and the investment portfolio segment.

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

Bimini Advisors receives a monthly management fee in the amount of:

●	One-twelfth of 1.5% of the first $250 million of Orchid’s equity, as defined in the management agreement,
●	One-twelfth of 1.25% of Orchid’s equity that is greater than $250 million and less than or equal to $500 million, and
●	One-twelfth of 1.00% of Orchid’s equity that is greater than $500 million.

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

The Investment and Capital Allocation Strategy

Investment Strategy

With respect to our own portfolio, the business objective is to generate attractive risk-adjusted total returns over the long term through a combination of capital appreciation and interest income. We intend to achieve this objective by investing in and strategically allocating capital between pass-through Agency MBS and structured Agency MBS. We seek to generate income from (i) the net interest margin on the leveraged pass-through Agency MBS portfolio and the leveraged portion of the structured Agency MBS portfolio, and (ii) the interest income we generate from the unleveraged portion of the structured Agency MBS portfolio. We also seek to minimize the volatility of both the net asset value of, and income from, the portfolio through a process which emphasizes capital allocation, asset selection, liquidity and active interest rate risk management. In addition, we also hold an investment, and earn dividends, on Orchid common stock.

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

Collateralized Mortgage Obligation MBS

CMOs are a type of MBS the principal and interest of which are paid, in most cases, on a monthly basis. CMOs may be collateralized by whole mortgage loans, but are more typically collateralized by pools of mortgage pass-through securities issued directly by or under the auspices of the GSEs. CMOs are structured into multiple classes, with each class bearing a different stated maturity. Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class. Investors holding the longer maturity classes receive principal only after the first class has been retired. Generally, fixed-rate MBS are used to collateralize CMOs. However, the CMO tranches need not all have fixed-rate coupons. Some CMO tranches have floating rate coupons that adjust based on market interest rates, subject to some limitations. Such tranches, often called “CMO floaters,” can have relatively low price sensitivity to interest rates.

Structured Agency MBS

We also invest in structured Agency MBS, which include CMOs, IOs, IIOs and POs. The payment of principal and interest, to the extent accrued and payable to the security, on structured Agency MBS issued by Ginnie Mae, but not the market value, is guaranteed by the full faith and credit of the federal government. Payment of principal and interest, to the extent accrued an payable to the security, on structured Agency MBS issued by Fannie Mae and Freddie Mac, but not the market value, is guaranteed by the respective agency issuing the security. The types of structured Agency MBS in which we invest are described below.

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

●

IIOs. IIOs represent the stream of interest payments on a pool of mortgages that underlie MBS, either fixed-rate mortgages or hybrid ARMs. Holders of IIOs have no claim to any principal payments. The value of IIOs depends primarily on three factors, which are prepayments, coupon interest rate (i.e. “SOFR”), and term interest rates. Prepayments on the underlying pool of mortgages reduce the stream of interest payments, making IIOs highly sensitive to prepayment rates. The coupon on IIOs is derived from both the coupon interest rate on the underlying pool of mortgages and 30-day SOFR. IIOs are typically created in conjunction with a floating rate CMO that has a principal balance and which is entitled to receive all of the principal payments on the underlying pool of mortgages. The coupon on the floating rate CMO is also based on 30-day SOFR. Typically, the coupon on the floating rate CMO and the IIO, when combined, equal the coupon on the pool of underlying mortgages. The coupon on the pool of underlying mortgages typically represents a cap or ceiling on the combined coupons of the floating rate CMO and the IIO. Accordingly, when the value of 30-day SOFR increases, the coupon of the floating rate CMO will increase and the coupon on the IIO will decrease. When the value of 30-day SOFR falls, the opposite is true. Accordingly, the value of IIOs are sensitive to the level of 30-day SOFR and expectations by market participants of future movements in the level of 30-day SOFR. IIOs are also sensitive to changes in interest rates. An increase in interest rates reduces the present value of future interest payments on a pool of mortgages. On the other hand, an increase in interest rates has a tendency to reduce prepayments, which increases the expected absolute amount of future interest payments.

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

Financing Strategy

We borrow against our pass-through Agency MBS and certain of our structured Agency MBS using short-term repurchase agreements. A repurchase agreement (or "repo") transaction acts as a financing arrangement under which we effectively pledge our investment securities as collateral to secure a loan. Our borrowings through repo transactions are generally short-term and have maturities ranging from one day to one year but may have maturities up to five or more years. Our financing rates are typically impacted by the U.S. Federal Funds rate and other short-term benchmark rates and liquidity in the Agency MBS repo and other short-term funding markets. The terms of our master repo agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association ("SIFMA") as to repayment, margin requirements and the segregation of all securities sold under the repurchase transaction. In addition, each lender may require that we include supplemental terms and conditions to the standard master repurchase agreement to address such matters as additional margin maintenance requirements, cross default and other provisions. The specific provisions may differ for each lender and certain terms may not be determined until we engage in individual repo transactions.

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

Derivative Instruments. We may enter into derivative instruments to economically hedge against the possibility that rising rates may adversely impact the cost of our repurchase agreement liabilities. The principal instruments that the Company has used to date are Eurodollar, federal funds ("Fed Funds") and Treasury Note (“T-Note”) futures contracts and options to enter into interest rate swaps (“interest rate swaptions”) and “to-be-announced” (“TBA”) securities transactions, but we may enter into other derivatives in the future.

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

To the extent we are unable to adequately manage our interest rate exposure and are subjected to substantial margin calls, we may be forced to sell assets at an inopportune time which in turn could impair our liquidity and reduce our borrowing capacity and book value. We did not experience significant margin call activity in 2022.

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

Employees and Human Capital Resources

As of December 31, 2022, we had 8 full-time salaried employees, none of whom are subject to a collective bargaining agreement. We provide a variety of benefit programs including a 401(k) plan and health, dental and other insurance. We believe our relationship with our employees is excellent.

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

●	Changes in interest rates may negatively affect the value of our investments and increase the cost of our borrowings, which could result in reduced earnings or losses.
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

●	Downgrades of the U.S. credit rating, automatic spending cuts, or a government shutdown could negatively impact our liquidity, financial condition and earnings.
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

●

Valuations of some of our assets may be based on estimates, may fluctuate over short periods of time and may differ from the values that would have been used if a ready market for these assets existed.

●

If our lenders default on their obligations to resell the Agency MBS back to us at the end of the repo transaction term, or if the value of the Agency MBS has declined by the end of the repo transaction term or if we default on our obligations under the repo transaction, we will lose money on these transactions, which, in turn, may materially adversely affect our business, financial condition and results of operations.

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

●	The termination of our management agreement with Orchid would significantly reduce our revenues in the near term.
●

We cannot predict the effect that government policies, laws and plans adopted in response to the COVID-19 pandemic, any other global pandemic, or global recessionary economic conditions will have on us.

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

Risks Related to Our Business

Changes in interest rates may negatively affect the value of our investments and increase the cost of our borrowings, which could result in reduced earnings or losses.

Under normal market conditions, an investment in Agency MBS will decline in value if interest rates increase. In addition, net interest income could decrease if the yield curve is inverted or flat. While one or more of the GSEs guarantee the principal and interest payments related to the Agency MBS we own, this guarantee does not protect us from declines in market value caused by changes in interest rates. Declines in the market value of our investments may ultimately result in losses to us, which may reduce earnings and cash available to fund our operations.

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

Decreases in market interest rates may also adversely affect our results of operations and financial conditions.  During periods of declining interest rates or prolonged low interest rates, the interest rates we earn on our new assets may be lower. In addition, prepayments on existing mortgages may increase causing yields on our MBS to be lower, to the extent they are carried at a premium.

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

Downgrades of the U.S. credit rating, automatic spending cuts, or a government shutdown could negatively impact our liquidity, financial condition and earnings.

U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. These developments could cause interest rates and borrowing costs to rise, which may negatively impact the value of our investments and our ability to access the debt markets on favorable terms. In addition, disagreements over the federal budget may cause the U.S. federal government to shut down for periods of time. Adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

We invest in structured Agency MBS, including IOs, IIOs and POs. Although structured Agency MBS are generally subject to the same risks as our pass-through Agency MBS, certain types of risks may be enhanced depending on the type of structured Agency MBS in which we invest.

The structured Agency MBS in which we invest are securitizations (i) issued by the GSEs, (ii) collateralized by Agency MBS and (iii) divided into various tranches that have different characteristics (such as different maturities or different coupon payments). These securities may carry greater risk than an investment in pass-through Agency MBS. For example, certain types of structured Agency MBS, such as IOs, IIOs and POs, are more sensitive to prepayment risks than pass-through Agency MBS. If we were to invest in structured Agency MBS that were more sensitive to prepayment risks relative to other types of structured Agency MBS or pass-through Agency MBS, we may increase our portfolio-wide prepayment risk.

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

Purchases and sales of Agency MBS by the Fed may adversely affect the supply, price and returns associated with Agency MBS.

The Fed owned approximately $2.6 trillion of Agency MBS as of December 31, 2022. After nearly doubling its Agency MBS holdings from $1.4 trillion in March 2020 to a peak of over $2.7 trillion in April of 2022 as a result of its COVID-19 policy response, the Fed halted purchases of Agency MBS in September 2022 and began allowing up to $35 billion per month of Agency MBS to run off its balance sheet.  This, combined with the Fed’s aggressive hikes to the Fed Funds rate in an effort to curb inflation, has resulted in an increase in interest rates and an inversion of the yield curve that has negatively impacted the market value of Agency MBS.  With prepayments slowing in response to rising mortgage rates, Agency MBS runoffs may not reduce the Fed’s balance sheet quickly enough to meet its stated policy goals, raising the possibility of the Fed selling Agency MBS outright.  These actions by the Fed to date, along with interest rate increases, have adversely impacted the prices and returns of Agency MBS.  While it is very difficult to predict the impact of a continuing Fed portfolio runoff or potential sales of Agency MBS on the supply, prices and liquidity of Agency MBS, returns on Agency MBS may be adversely affected.

Short-term interest rates are currently higher than long-term interest rates.  This phenomenon, typically referred to as an inverted treasury or yield curve, occurred during 2022 and may continue well into the future.  Under such conditions the Company’s funding costs may equal or exceed yields available on the Company assets, adversely impacting our financial condition and results of operations and our ability to pay distributions to our stockholders.

As the Federal Reserve began to increase over-night funding rates during 2022 short-term interest rates began to rise faster than longer-term interest rates and eventually the treasury yield curve became inverted, whereby yields on short-terms rates exceeded yields on long-term interest rates.  This condition has continued into 2023 and may continue into the future.  Consistent with this development, funding costs associated with the Company’s borrowings have increased relative to yields on the Company’s MBS securities.  As a result, the Company’s net interest income has declined.  The Company has employed various hedging strategies to off-set the phenomenon.  However, such hedges may not be adequate to protect the Company’s net interest income in the future, adversely affecting our financial conditions, results of operations and the Company may have to reduce or even eliminate is monthly distributions of dividends.

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

Adverse market developments, including a sharp or prolonged rise in interest rates, a change in prepayment rates or increasing market concern about the value or liquidity of one or more types of Agency MBS, might reduce the market value of our portfolio, which might cause our lenders to initiate margin calls. A margin call means that the lender requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. The specific collateral value to borrowing ratio that would trigger a margin call is not set in the master repurchase agreements and not determined until we engage in a repo transaction under these agreements. Our fixed-rate Agency MBS generally are more susceptible to margin calls as increases in interest rates tend to more negatively affect the market value of fixed-rate securities. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. The threat or occurrence of a margin call could force us to sell, either directly or through a foreclosure, our Agency MBS under adverse market conditions. Because of the significant leverage we expect to have, we may incur substantial losses upon the threat or occurrence of a margin call, which could materially adversely affect our business, financial condition and results of operations. This risk is magnified given that the Company’s equity capital, particularly its tangible equity, is relatively small.

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

Moreover, the expected transition from LIBOR to alternative reference rates adds additional complications to our hedging activity. For example, we may enter into SOFR-based swaps to hedge rising borrowing costs, which may not fully offset such rising costs as well as LIBOR-based swaps may have in the past.

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

Under certain market conditions, TBA dollar roll transactions may result in negative carry income whereby the Agency MBS purchased for a forward settlement date under the TBA contract are priced at a premium to Agency MBS for settlement in the current month. Additionally, sales of some or all of the Fed's holdings of Agency MBS or declines in purchases of Agency MBS by the Fed could adversely impact the dollar roll market. Under such conditions, it may be uneconomical to roll our TBA positions prior to the settlement date and we could have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations. In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division ("MBSD") of the Fixed Income Clearing Corporation ("FICC"), we are subject to margin calls on our TBA contracts. Further, our clearing and custody agreements may require us to post additional margin above the levels established by the MBSD. Negative carry income on TBA dollar roll transactions or failure to procure adequate financing to settle our obligations or meet margin calls under our TBA contracts could result in defaults or force us to sell assets under adverse market conditions and adversely affect our financial condition and results of operations.

Volatile market conditions for mortgages and mortgage-related assets as well as the broader financial markets can result in a significant contraction in liquidity for mortgages and mortgage-related assets, which may adversely affect the value of the assets in which we invest.

Our results of operations are materially affected by conditions in the markets for mortgages and mortgage-related assets, including Agency MBS, as well as the broader financial markets and the economy generally.

Significant adverse changes in financial market conditions can result in a deleveraging of the global financial system and the forced sale of large quantities of mortgage-related and other financial assets. Concerns over rising interest rates, growing inflation, economic recession, geopolitical issues including events such as the COVID-19 pandemic or other global pandemics, the war in Ukraine, the military conflict between Ukraine and Russia, policy priorities of a new U.S. presidential administration, trade wars, unemployment, the availability and cost of financing, the mortgage market and a declining real estate market or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets.

Increased volatility and deterioration in the markets for mortgages and mortgage-related assets as well as the broader financial markets may adversely affect the performance and market value of our Agency MBS and our investment in Orchid common stock. If these conditions exist, institutions from which we seek financing for our investments may tighten their lending standards, increase margin calls or become insolvent, which could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability and financial condition may be adversely affected if we are unable to obtain cost-effective financing for our investments.

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

Models may also include LIBOR as an input. Thus, the transition away from LIBOR to SOFR may require changes to the models and/or impair the historical relationships patterned within these models as a result of less historical data than is currently available for LIBOR.

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

Valuations of some of our assets may be based on estimates, may fluctuate over short periods of time and may differ from the values that would have been used if a ready market for these assets existed.

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

If a repurchase agreement counterparty defaults on their obligations to resell the Agency MBS back to us at the end of the repo transaction term, or if the value of the Agency MBS has declined by the end of the repo transaction term or if we default on our obligations under the repo transaction, we will lose money on these transactions, which, in turn, may materially adversely affect our business, financial condition and results of operations.

When we engage in a repo transaction, we initially sell securities to the financial institution under one of our master repurchase agreements in exchange for cash, and our counterparty is obligated to resell the securities to us at the end of the term of the transaction, which is typically from 24 to 90 days but may be up to 364 days or more. The cash we receive when we initially sell the securities is less than the value of those securities, which is referred to as the “haircut.” Many financial institutions from which we may obtain repurchase agreement financing have increased their haircuts in the past and may do so again in the future. When haircuts are increased, we are required to post additional cash or securities as collateral for our Agency MBS. If our counterparty defaults on its obligation to resell the securities to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). We would also lose money on a repo transaction if the value of the underlying securities had declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Any losses we incur on our repo transactions could materially adversely affect our business, financial condition and results of operations.

If we default on one of our obligations under a repo transaction, the counterparty can terminate the transaction and cease entering into any other repo transactions with us. In that case, we would likely need to establish a replacement repurchase facility with another financial institution in order to continue to leverage our portfolio and carry out our investment strategy. There is no assurance we would be able to establish a suitable replacement facility on acceptable terms or at all.

We have issued long-term debt to fund our operations which can increase the volatility of our earnings and stockholders’ equity.

In October 2005, Bimini Capital completed a private offering of trust preferred securities of Bimini Capital Trust II, of which $26.8 million are still outstanding. The Company must pay interest on these junior subordinated notes on a quarterly basis at a rate equal to current three month LIBOR rate plus 3.5%. On March 15, 2022, the President of the United States of America signed into law the Adjustable Interest Rate (LIBOR) Act (the "LIBOR Act"). Under the LIBOR Act, on July 1, 2023, a benchmark replacement recommended by the Board of Governors of the Federal Reserve System (the “Board”) will replace LIBOR in certain contracts, including the trust preferred securities of Bimini Capital Trust II. Accordingly, the LIBOR Act, as implemented by the final regulations of the Board, provides that after June 30, 2023 the an appropriate SOFR index will be used to determine the interest rate on the junior subordinated notes. To the extent the Company’s does not generate sufficient earnings to cover the interest payments on the debt, our earnings and stockholders’ equity may be negatively impacted.

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

Our inability to access funding or the terms on which such funding is available could have a material adverse effect on our financial condition, particularly in times of significant market dislocations.

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

Issues related to financing are exacerbated in times of significant dislocation in the financial markets, for example, such as those experienced related to the COVID-19 pandemic. It is possible our lenders will become unwilling or unable to provide us with financing, and we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also have revised and may continue to revise the terms of such financings, including haircuts and requiring additional collateral in the form of cash, based on, among other factors, the regulatory environment and their management of actual and perceived risk. Moreover, the amount of financing we receive under our repurchase agreements will be directly related to our lenders’ valuation of our assets that collateralize the outstanding borrowings. Typically, repurchase agreements grant the lender the absolute right to re-evaluate the fair market value of the assets that cover outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, the lender has the right to initiate a margin call. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. A margin call requires us to transfer additional assets to a lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our common stock to decline. In addition, we experienced an increase in haircuts on financings we have rolled. As haircuts are increased, we are required to post additional collateral. We may also be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity. As a result of the COVID-19 pandemic, we experienced margin calls in 2020 well beyond historical norms. As of December 31, 2022, we had met all margin call requirements, but a sufficiently deep and/or rapid increase in margin calls or haircuts could have an adverse impact on our liquidity.

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

We operate in a highly competitive market for investment opportunities. Our net income largely depends on our ability to acquire Agency MBS at favorable spreads over our borrowing costs. In acquiring Agency MBS, we compete with a variety of institutional investors, including mortgage REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, other lenders, other entities that purchase Agency MBS, the Fed, other governmental entities and government-sponsored entities, many of which have greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. government. Additionally, many of our competitors are required to maintain an exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments. Furthermore, competition for investments in Agency MBS may lead the price of such investments to increase, which may further limit our ability to generate desired returns. As a result, we may not be able to acquire sufficient Agency MBS at favorable spreads over our borrowing costs, which would materially adversely affect our business, financial condition and results of operations.

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

Our business is highly dependent on communications and information systems that allow us to monitor, value, buy, sell, finance and hedge our investments. These systems are operated by third parties and, as a result, we have limited ability to ensure their continued operation. In the event of a systems failure or interruption, we will have limited ability to affect the timing and success of systems restoration. Any failure or interruption of these systems could cause delays or other problems in our securities trading activities, including Agency MBS trading activities, which could have a material adverse effect on our business, financial condition and results of operations.

Computer malware, ransomware, viruses, and computer hacking and phishing attacks have become more prevalent in the financial services industry and may occur on our or certain of our third party service providers' systems in the future. We rely heavily on our financial, accounting and other data processing systems. Although we have not detected a breach to date, financial services institutions have reported breaches of their systems, some of which have been significant. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that we, or certain of our third-party service providers have experienced an undetected breach, and it is likely that other financial institutions have experienced more breaches than have been detected and reported. There is no assurance that we, or certain of the third parties that facilitate our business activities, have not or will not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems (or the networks or systems of certain third parties that facilitate our business activities) or any failure to maintain performance, reliability and security of certain of our third-party service providers' technical infrastructure, but such computer malware, ransomware, viruses, and computer hacking and phishing attacks may negatively affect our operations.

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

The replacement of LIBOR with an alternative reference rate may adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Effective January 1, 2022, the ICE Benchmark Administration Limited, the administrator of LIBOR, ceased the publication of one-week and two-month USD LIBOR and will cease the publications of the remaining tenors of USD LIBOR (one, three, six, and 12-month) immediately after June 30, 2023. Our repurchase agreement borrowings previously carried a rate of interest based on short term rate indices that tracked LIBOR. The impact of phasing out LIBOR on these and other financial instruments is uncertain and may negatively impact their value, liquidity or effectiveness. The transition to an alternative rate, such as the SOFR, which is an index calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities, will require careful and deliberate consideration and implementation so as not to disrupt the stability of financial markets. There is no guarantee that a transition from LIBOR to SOFR or any other alternative rate will not result in, among other things, financial market disruptions, significant increases in benchmark rates, or short-term interest rates, any of which could have an adverse effect on our profitability, liquidity, and financial condition.

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

New laws may be passed affecting the relationship between Fannie Mae and Freddie Mac, on the one hand, and the federal government, on the other, which could adversely affect the price of, or our ability to invest in and finance, Agency MBS.

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

The termination of our management agreement with Orchid would significantly reduce our revenues in the near term.

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

In addition, our NOL and NCL carryovers may be limited by Sections 382 and 383 of the Code if we undergo an “ownership change.” Generally, an “ownership change” occurs if certain persons or groups increase their aggregate ownership in our company by more than 50 percentage points looking back over the relevant testing period. If an ownership change occurs, our ability to use our NOLs and NCLs to reduce our taxable income in a future year would be limited to a Section 382 limitation equal to the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change. In the event of an ownership change, NOLs and NCLs that exceed the Section 382 limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period and such losses can be used to offset taxable income for years within the carryforward period subject to the Section 382 limitation in each year. However, if the carryforward period for any NOL or NCL were to expire before that loss had been fully utilized, the unused portion of that loss would be lost. The carryforward period for NOLs incurred through 2017 is 20 years from the year in which the losses giving rise to the NOLs were incurred, and the carryforward period for NCL is five years from the year in which the losses giving rise to the NCL were incurred. Our use of new NOLs or NCLs arising after the date of an ownership change would not be affected by the Section 382 limitation (unless there were another ownership change after those new losses arose).

Based on our knowledge of our stock ownership, we do not believe that an ownership change has occurred since our losses were generated. Accordingly, we believe that at the current time there is no limitation imposed by the application of Section 382 on our use of NOLs or NCLs.  However, for post-2017 losses, the Jobs and Tax Cuts Act of 2017 modified the general rule such that an NOL carryover can only offset 80 percent of taxable income in the year it is utilized, so our post-2017 NOLs are limited by this tax law change. The rules for pre-2017 NOLs remain unchanged, and are 100% available to offset taxable income.  In addition, post-2017 NOLs can now be carried forward indefinitely instead of being limited to 20 years for pre-2017 NOLs. The determination of whether an ownership change has occurred or will occur is complicated and depends on changes in percentage stock ownership among stockholders. We adopted the Rights Plan described above in order to discourage or prevent an ownership change. However, there can be no assurance that the Rights Plan will prevent an ownership change. In addition, we have not obtained, and currently do not plan to obtain, a ruling from the Internal Revenue Service, or IRS, regarding our conclusion as to whether our losses are subject to any such limitations. Furthermore, we may decide in the future that it is necessary or in our interest to take certain actions that could result in an ownership change. Therefore, no assurance can be provided as to whether an ownership change has occurred or will occur in the future.

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

We have recorded a net deferred tax asset in the consolidated balance sheet based on the differences between the financial statement and income tax bases of assets using enacted tax rates. When U.S. corporate income tax rates change, we are required to reevaluate our deferred tax assets using the new tax rate. Changes in enacted tax rates require an adjustment to the carrying value of our deferred tax assets with a corresponding charge or benefit to earnings in the period of the tax rate change. Based on the size of our deferred tax assets, any such adjustment could be significant.

Risks Related to Conflicts of Interest in Our Relationship with Orchid

Royal Palm and Orchid may compete for opportunities to acquire assets, which are allocated in accordance with the Investment Allocation Agreement by and among Orchid and Bimini Advisors.

From time to time we may seek to purchase for Royal Palm the same or similar assets that we seek to purchase for Orchid. In such an instance, we may allocate such opportunities in a manner that preferentially favors Orchid. We will make available to either Royal Palm or Orchid opportunities to acquire assets that we determine, in our reasonable and good faith judgment, based on the objectives, policies and strategies, and other relevant factors, are appropriate for either entity in accordance with the Investment Allocation Agreement among Bimini Capital, Orchid and Bimini Advisors.

Because many of Royal Palm’s targeted assets are typically available only in specified quantities and because many of our targeted assets are also targeted assets for Orchid, we may not be able to buy as much of any given asset as required to satisfy the needs of both Royal Palm and Orchid. In these cases, the Investment Allocation Agreement will require the allocation of such assets to both accounts in proportion to their needs and available capital. The Investment Allocation Agreement will permit departure from such proportional allocation when (i) allocating purchases of whole-pool Agency MBS, because those securities cannot be divided into multiple parts to be allocated among various accounts, and (ii) such allocation would result in an inefficiently small amount of the security being purchased for an account. In that case, the Investment Allocation Agreement allows for a protocol of allocating assets so that, on an overall basis, each account is treated equitably.

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

Our Board of Directors has not authorized the payment of any cash dividends to our stockholders since 2011. All distributions will be made at the discretion of our Board of Directors out of funds legally available therefor and will depend on our earnings, our financial condition and such other factors as our Board of Directors may deem relevant from time to time.  We do not expect to make distributions for the foreseeable future.

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

The market value of shares of our common stock may be highly volatile and subject to wide price fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect the share price or trading volume of our common stock include:

●	actual or anticipated variations in our operating results;
●	changes in our earnings estimates or publication of research reports about us or the real estate, REIT, or specialty finance industry;
●	increases in market interest rates that affect the value of our MBS portfolios;
●	changes in our book value;
●	changes in market valuations of similar companies;
●	adverse market reaction to any increased indebtedness we incur in the future;
●	changes of key management personnel;
●	actions by institutional stockholders;
●	speculation in the press or investment community; and
●	general market and economic conditions.

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

ITEM 3. LEGAL PROCEEDINGS.

On April 22, 2020, the Company received a demand for payment from Citigroup, Inc. in the amount of $33.1 million related to the indemnification provisions of various mortgage loan purchase agreements (“MLPA’s”) entered into between Citigroup Global Markets Realty Corp and Royal Palm Capital, LLC (f/k/a Opteum Financial Services, LLC) prior to the date Royal Palm’s mortgage origination operations ceased in 2007. In November 2021, Citigroup notified the Company of additional indemnity claims totaling $0.2 million. The demands are based on Royal Palm’s alleged breaches of certain representations and warranties in the related MLPA’s. The Company believes the demands are without merit and intends to defend against the demands vigorously. No provision or accrual has been recorded as of December 31, 2022 related to the Citigroup demands.

We are not party to any other material pending legal proceedings as described in Item 103 of Regulation S-K.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Class A Common Stock is traded over-the-counter under the symbol “BMNM”. As of March 10, 2023, we had 10,019,888 shares of Class A Common Stock issued and outstanding, which were held by 103 shareholders of record and 851 beneficial owners whose shares were held in “street name” by brokers and depository institutions.

As of March 10, 2023, we had 31,938 shares of Class B Common Stock outstanding, which were held by 2 holders of record and 31,938 shares of Class C Common Stock outstanding, which were held by one holder of record. There is no established public trading market for our Class B Common Stock or Class C Common Stock.

Dividend Distribution Policy

We have not made a distribution to stockholders since 2011. We do not expect to make distributions for the foreseeable future.

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

The Inflation Reduction Act of 2022 signed into law during in August 2022 includes a provision for an excise tax equal to 1% of the fair market value of any stock repurchased by covered corporations during a taxable year, subject to certain limits and provisions. The excise tax is effective beginning in 2023. While we may complete transactions subject to the new excise tax, we do not expect a material impact to our financial condition or result of operations.

The table below presents the Company’s share repurchase activity for the three months ended December 31, 2022.

	Total Number of Shares Repurchased	Weighted-Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Amount of Shares That May Yet Be Repurchased Under the Authorization
October 1, 2022 - October 31, 2022	-	$-	-	$1,494,444
November 1, 2022 - November 30, 2022	70,000	1.07	70,000	1,419,544
December 1, 2022 - December 31, 2022	156,921	1.05	156,921	1,254,427
Totals / Weighted Average	226,921	$1.06	226,921	$1,254,427

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

Bimini Advisors Holdings, LLC and its wholly-owned subsidiary, Bimini Advisors, LLC (an investment advisor registered with the Securities and Exchange Commission), are collectively referred to as “Bimini Advisors.” Bimini Advisors serves as the external manager of the portfolio of Orchid Island Capital, Inc. ("Orchid"). From this arrangement, the Company receives management fees and expense reimbursements. As manager, Bimini Advisors is responsible for administering Orchid's business activities and day-to-day operations and commencing April 1, 2022, provides certain repurchase agreement trading, clearing and administrative services. Pursuant to the terms of the management agreement, Bimini Advisors provides Orchid with its management team, including its officers, along with appropriate support personnel. Bimini Advisors is at all times subject to the supervision and oversight of Orchid's board of directors and has only such functions and authority as delegated to it.

Royal Palm Capital, LLC (collectively with its wholly-owned subsidiaries referred to as “Royal Palm”) maintains an investment portfolio, consisting primarily of residential mortgage-backed securities ("MBS") issued and guaranteed by a federally chartered corporation or agency ("Agency MBS"). We also invest in the common stock of Orchid. Our investment strategy focuses on, and our portfolio consists of, two categories of Agency MBS: (i) traditional pass-through Agency MBS, such as mortgage pass-through certificates issued by the “GSEs” and collateralized mortgage obligations (“CMOs”) issued by the GSEs (“PT MBS”) and (ii) structured Agency MBS, such as interest only securities ("IOs"), inverse interest only securities ("IIOs") and principal only securities ("POs"), among other types of structured Agency MBS. In addition, Royal Palm receives dividends from its investment in Orchid common shares.

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

On September 16, 2021, the Board authorized a share repurchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 (the “2021 Repurchase Plan”). Pursuant to the 2021 Repurchase Plan, we may purchase shares of our Class A Common Stock from time to time for an aggregate purchase price not to exceed $2.5 million. Share repurchases may be executed through various means, including, without limitation, open market transactions. The 2021 Repurchase Plan does not obligate the Company to purchase any shares, and it expires on September 16, 2023. The authorization for the 2021 Repurchase Plan may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. From the commencement of the 2021 Repurchase Plan, through December 31, 2022, we repurchased a total of 774,593 shares at an aggregate cost of approximately $1.2 million, including commissions and fees, for a weighted average price of $1.61 per share. During the year ended December 31, 2022, the Company repurchased a total of 682,306 shares at an aggregate cost of approximately $1.1 million, including commissions and fees, for a weighted average price of $1.54 per share.

The Inflation Reduction Act of 2022 signed into law during in August 2022 includes a provision for an excise tax equal to 1% of the fair market value of any stock repurchased by covered corporations during a taxable year, subject to certain limits and provisions. The excise tax is effective beginning in 2023. While we may complete transactions subject to the new excise tax, we do not expect a material impact to our financial condition or result of operations.

Tender Offer

In July 2021, we completed a “modified Dutch auction” tender offer and paid $1.5 million, excluding fees and related expenses, to repurchase 812,879 shares of our Class A common stock, which were retired, at a price of $1.85 per share.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

●	interest rate trends;
●	increases in our cost of funds resulting from increases in the Federal Funds rate that are controlled by the Fed that occurred in 2022 and are likely to occur in 2023;
●	the difference between Agency MBS yields and our funding and hedging costs;
●	competition for, and supply of, investments in Agency MBS;
●	actions taken by the U.S. government, including the presidential administration, the Fed, the FOMC, the FHFA and the U.S. Treasury;
●	prepayment rates on mortgages underlying our Agency MBS, and credit trends insofar as they affect prepayment rates;
●	the equity markets and the ability of Orchid to raise additional capital;
●	other market developments.

In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These factors include:

●	our degree of leverage;
●	our access to funding and borrowing capacity;
●	our borrowing costs;
●	our hedging activities;
●	the market value of our investments;
●	the requirements to qualify for a registration exemption under the Investment Company Act;
●	our ability to use net operating loss carryforwards and net capital loss carryforwards to reduce our taxable income;
●	the impact of possible future changes in tax laws or tax rates;
●	increases in or cost of funds resulting from increases in the Fed Funds rate that are controlled by the Fed which have occurred in 2022, and are likely to continue to occur, in 2023;
●	our ability to manage the portfolio of Orchid and maintain our role as manager; and
●	the financial performance of Orchid and resulting changes in Orchid's shareholders equity, the carrying value of our investment, dividend income and our advisory services revenue.

Results of Operations

Described below are the Company’s results of operations for the year ended December 31, 2022, as compared to the year ended December 31, 2021.

Net (Loss) Income Summary

Consolidated net loss for the year ended December 31, 2022 was $19.8 million, or $1.90 basic and diluted income per share of Class A Common Stock, as compared to consolidated net income of $0.3 million, or $0.02 basic and diluted loss per share of Class A Common Stock, for the year ended December 31, 2021.

The components of net (loss) income for the years ended December 31, 2022 and 2021, along with the changes in those components are presented in the table below:

(in thousands)
	2022	2021	Change
Advisory services revenue	$12,996	$9,788	$3,208
Interest and dividend income	3,155	4,262	(1,107)
Interest expense	(2,131)	(1,113)	(1,018)
Net revenues	14,020	12,937	1,083
Other expense	(12,146)	(4,744)	(7,402)
Expenses	(9,839)	(8,286)	(1,553)
Net loss before income tax provision (benefit)	(7,965)	(93)	(7,872)
Income tax provision (benefit)	11,858	(368)	12,226
Net (loss) income	$(19,823)	$275	$(20,098)

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

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense, as reflected in our consolidated statements of operations, is adjusted to reflect the realized and unrealized gains or losses on certain derivative instruments the Company uses that pertain to each period presented. We believe that adjusting our GAAP interest expense for the periods presented by the gains or losses on these derivative instruments may not accurately reflect our economic interest expense for these periods. The reason is that these derivative instruments may cover periods that extend into the future, not just the current period. Any realized or unrealized gains or losses on the derivative instruments reflect the change in market value of the instrument caused by changes in underlying interest rates applicable to the term covered by the instrument, which changes are reflected of the future periods covered by the derivative instrument, not just the current period.

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

The tables below present a reconciliation of the adjustments discussed above to interest expense shown for each period relative to our derivative instruments, and the consolidated statements of operations line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the years ended December 31, 2022 and 2021 and for each quarter during 2022 and 2021.

Gains (Losses) on Futures Contracts

(in thousands)
	Attributed to Current Period (Non-GAAP)			Attributed to Future Periods (Non-GAAP)
Three Months Ended	Repurchase Agreements	Junior Subordinated Debt	Total	Repurchase Agreements	Junior Subordinated Debt	Total	Statement of Operations
December 31, 2022	$(185)	$(48)	$(233)	$192	$48	$240	$7
September 30, 2022	(184)	(48)	(232)	1,028	48	1,076	844
June 30, 2022	(186)	(48)	(234)	136	48	184	(50)
March 31, 2022	(185)	(48)	(233)	185	48	233	-
December 31, 2021	(707)	(60)	(767)	707	60	767	-
September 30, 2021	(709)	(57)	(766)	709	57	766	-
June 30, 2021	(708)	(58)	(766)	708	58	766	-
March 31, 2021	(708)	(58)	(766)	708	58	766	-
Years Ended
December 31, 2022	$(740)	$(192)	$(932)	$1,541	$192	$1,733	$801
December 31, 2021	(2,832)	(233)	(3,065)	2,832	233	3,065	-

(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio Interest Income
Three Months Ended	Interest Income	GAAP Basis	Effect of Non-GAAP Hedges(1)	Economic Basis(2)	GAAP Basis	Economic Basis(3)
December 31, 2022	$534	$401	$185	$586	$133	$(52)
September 30, 2022	445	210	184	394	235	51
June 30, 2022	392	73	186	259	319	133
March 31, 2022	491	31	185	216	460	275
December 31, 2021	511	21	707	728	490	(217)
September 30, 2021	537	24	709	733	513	(196)
June 30, 2021	578	31	708	739	547	(161)
March 31, 2021	611	40	708	748	571	(137)
Years Ended
December 31, 2022	$1,862	$715	$740	$1,455	$1,147	$407
December 31, 2021	2,237	116	2,832	2,948	2,121	(711)

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income

(in thousands)
	Net Portfolio		Interest Expense on Long-Term Debt
	Interest Income					Net Interest Income
Three Months Ended	GAAP Basis	Economic Basis(1)	GAAP Basis	Effect of Non-GAAP Hedges(2)	Economic Basis(3)	GAAP Basis	Economic Basis(4)
December 31, 2022	$133	$(52)	$477	$48	$525	$(344)	$(577)
September 30, 2022	235	51	379	48	427	(144)	(376)
June 30, 2022	319	133	304	48	352	15	(219)
March 31, 2022	460	275	256	48	304	204	(29)
December 31, 2021	490	(217)	249	60	309	241	(526)
September 30, 2021	513	(196)	248	57	305	265	(501)
June 30, 2021	547	(161)	250	58	308	297	(469)
March 31, 2021	571	(137)	250	58	308	321	(445)
Years Ended
December 31, 2022	$1,147	$407	$1,416	$192	$1,608	$(269)	$(1,201)
December 31, 2021	2,121	(711)	997	233	1,230	1,124	(1,941)

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Reflects the effect of derivative instrument hedges for only the period presented.
(3)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(4)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Segment Information

We have two operating segments. The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. The investment portfolio segment includes the investment activities conducted by Royal Palm. Segment information for the years ended December 31, 2022 and 2021 is as follows:

(in thousands)
	Asset Management	Investment Portfolio	Corporate		Eliminations	Total
2022
Advisory services, external customers	$12,996	$-	$-		$-	$12,996
Advisory services, other operating segments(1)	115	-	-		(115)	-
Interest and dividend income	-	3,155	-		-	3,155
Interest expense	-	(715)	(1,416)	(2)	-	(2,131)
Net revenues	13,111	2,440	(1,416)		(115)	14,020
Other (expense) income	-	(12,212)	66	(3)	-	(12,146)
Operating expenses(4)	(7,805)	(2,034)	-		-	(9,839)
Intercompany expenses(1)	-	(115)	-		115	-
Income (loss) before income taxes	$5,306	$(11,921)	$(1,350)		$-	$(7,965)
Year end assets	$1,970	$77,483	$6,864		$-	$86,317

	Asset Management	Investment Portfolio	Corporate		Eliminations	Total
2021
Advisory services, external customers	$9,788	$-	$-		$-	$9,788
Advisory services, other operating segments(1)	147	-	-		(147)	-
Interest and dividend income	-	4,262	-		-	4,262
Interest expense	-	(116)	(997)	(2)	-	(1,113)
Net revenues	9,935	4,146	(997)		(147)	12,937
Other expense	-	(4,898)	154	(3)	-	(4,744)
Operating expenses(4)	(5,676)	(2,609)	-		-	(8,285)
Intercompany expenses(1)	-	(147)	-		147	-
Income (loss) before income taxes	$4,259	$(3,508)	$(843)		$-	$(92)
Year end assets	$1,901	$111,022	$9,162		$-	$122,085

(1)	Includes advisory services revenue received by Bimini Advisors from Royal Palm.
(2)	Includes interest on long-term debt.
(3)	Includes income recognized on the forgiveness of the PPP loan and gains (losses) on Eurodollar futures contracts entered into as a hedge on junior subordinated notes.
(4)	Corporate expenses are allocated based on each segment’s proportional share of total revenues.

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

In addition, Orchid is obligated to reimburse us for any direct expenses incurred on its behalf and to pay to us an amount equal to Orchid's pro rata portion of certain overhead costs set forth in the management agreement. The management agreement has been renewed through February 2024 and provides for automatic one-year extension options. Should Orchid terminate the management agreement without cause, it will be obligated to pay to us a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the automatic renewal term.

The following table summarizes the advisory services revenue received from Orchid for the years ended December 31, 2022 and 2021 and each quarter during 2022 and 2021.

($ in thousands)
			Advisory Services
	Average	Average			Repurchase,
	Orchid	Orchid	Management	Overhead	Clearing and
Three Months Ended	MBS	Equity	Fee	Allocation	Administrative	Total
December 31, 2022	$3,370,608	$823,516	$2,566	$560	$150	$3,276
September 30, 2022	3,571,037	839,935	2,616	522	174	3,312
June 30, 2022	4,260,727	866,539	2,631	519	183	3,333
March 31, 2022	5,545,844	853,577	2,634	441	0	3,075
December 31, 2021	6,056,259	806,382	2,587	443	0	3,030
September 30, 2021	5,136,331	672,384	2,157	390	0	2,547
June 30, 2021	4,504,887	542,679	1,791	395	0	2,186
March 31, 2021	4,032,716	456,687	1,621	404	0	2,025
Years Ended
December 31, 2022	$4,187,054	$845,892	$10,447	$2,042	$507	$12,996
December 31, 2021	4,932,548	619,533	8,156	1,632	-	9,788

Investment Portfolio Segment

Net Portfolio Interest Income

We define net portfolio interest income as interest income on MBS less interest expense on repurchase agreement funding. During the year ended December 31, 2022, we generated $1.1 million of net portfolio interest income, consisting of $1.9 million of interest income from MBS assets offset by $0.7 million of interest expense on repurchase liabilities. For the year ended December 31, 2021, we generated $2.1 million of net portfolio interest income, consisting of $2.2 million of interest income from MBS assets offset by $0.1 million of interest expense on repurchase liabilities. The $0.4 million decrease in interest income for the year ended December 31, 2022 was due to a $19.6 million decrease in average MBS balances, partially offset by a 58 basis point ("bp") increase in yields earned on the portfolio. The $0.6 million increase in interest expense for the year ended December 31, 2022 was due to a 136 bp increase in cost of funds, partially offset by a $20.8 million decrease in average repurchase liabilities.

Our economic interest expense on repurchase liabilities for the years ended December 31, 2022 and 2021 was $1.5 million and $2.9 million, respectively, resulting in $0.4 million and $(0.7) million of economic net portfolio interest income (expense), respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for each quarter in 2022 and 2021 and for the years ended December 31, 2022 and 2021 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
December 31, 2022	$45,081	$534	4.74%	$43,656	$401	$586	3.68%	5.37%
September 30, 2022	41,402	445	4.30%	40,210	210	394	2.09%	3.92%
June 30, 2022	46,607	392	3.36%	45,870	73	259	0.63%	2.25%
March 31, 2022	57,741	491	3.40%	56,846	31	216	0.22%	1.52%
December 31, 2021	62,597	511	3.27%	61,019	21	728	0.14%	4.77%
September 30, 2021	66,692	537	3.22%	67,253	24	733	0.14%	4.36%
June 30, 2021	70,925	578	3.26%	72,241	31	739	0.17%	4.09%
March 31, 2021	69,017	611	3.54%	69,104	40	748	0.23%	4.33%
Years Ended
December 31, 2022	$47,708	$1,862	3.90%	$46,646	$715	$1,455	1.53%	3.12%
December 31, 2021	67,308	2,237	3.32%	67,404	116	2,948	0.17%	4.37%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(2)	Basis	Basis(4)
December 31, 2022	$133	$(52)	1.06%	(0.63)%
September 30, 2022	235	51	2.21%	0.38%
June 30, 2022	319	133	2.73%	1.11%
March 31, 2022	460	275	3.18%	1.88%
December 31, 2021	490	(217)	3.13%	(1.50)%
September 30, 2021	513	(196)	3.08%	(1.14)%
June 30, 2021	547	(161)	3.09%	(0.83)%
March 31, 2021	571	(137)	3.31%	(0.79)%
Years Ended
December 31, 2022	$1,147	$407	2.37%	0.78%
December 31, 2021	2,121	(711)	3.15%	(1.05)%

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

Interest Income and Average Earning Asset Yield

Our interest income was $1.9 million for the year ended December 31, 2022 and $2.2 million for year ended December 31, 2021. Average MBS holdings were $47.7 million and $67.3 million for the years ended December 31, 2022 and 2021, respectively. The $0.4 million decrease in interest income was due to a $19.6 million decrease in average MBS holdings, partially offset by a 58 bp increase in yields.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and pass-through MBS (“PT MBS”) for the years ended December 31, 2022 and 2021 and each quarter during 2022 and 2021.

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Three Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
December 31, 2022	$42,125	$2,956	$45,081	$473	$61	$534	4.49%	8.31%	4.74%
September 30, 2022	38,384	3,018	41,402	383	62	445	3.99%	8.17%	4.30%
June 30, 2022	43,568	3,039	46,607	333	59	392	3.06%	7.75%	3.36%
March 31, 2022	54,836	2,905	57,741	472	19	491	3.45%	2.61%	3.40%
December 31, 2021	59,701	2,896	62,597	500	11	511	3.35%	1.55%	3.27%
September 30, 2021	64,641	2,051	66,692	533	4	537	3.30%	0.91%	3.22%
June 30, 2021	70,207	718	70,925	579	(1)	578	3.30%	(0.11)%	3.26%
March 31, 2021	68,703	314	69,017	605	6	611	3.53%	6.54%	3.54%
Years Ended
December 31, 2022	$44,728	$2,980	$47,708	$1,661	$201	$1,862	3.71%	6.74%	3.90%
December 31, 2021	65,813	1,495	67,308	2,217	20	2,237	3.37%	1.39%	3.32%

Interest Expense on Repurchase Agreements and the Cost of Funds

Our average outstanding repurchase agreements were $46.7 million and $67.4 million, generating interest expense of $0.7 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively.  Our average cost of funds was 1.53% and 0.17% for the years ended December 31, 2022 and 2021, respectively.  There was a 136 bp increase in the average cost of funds and a $20.7 million decrease in average outstanding repurchase agreements during the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Our economic interest expense was $1.5 million and $3.0 million for the years ended December 31, 2022 and 2021, respectively. There was a 125 bp decrease in the average economic cost of funds to 3.12% for the year ended December 31, 2022 from 4.37% for the previous year.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 42 bps below the one-month average SOFR and 33 bps above the six-month average SOFR for the quarter ended December 31, 2022. Our average economic cost of funds was 117 bps above the one-month average SOFR and 192 bps above the six-month average SOFR for the quarter ended December 31, 2022. The average term to maturity of the outstanding repurchase agreements decreased from 16 days at December 31, 2021 to 15 days at December 31, 2022.

The tables below present the average outstanding balance under all repurchase agreements, interest expense and average economic cost of funds, and one-month average and six-month average SOFR rates for each quarter in 2022 and 2021 and for the years December 31, 2022 and 2021 on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Agreements	Basis	Basis	Basis	Basis
December 31, 2022	$43,656	$401	$586	3.68%	5.37%
September 30, 2022	40,210	210	394	2.09%	3.92%
June 30, 2022	45,870	73	259	0.63%	2.25%
March 31, 2022	56,846	31	216	0.22%	1.52%
December 31, 2021	61,019	21	728	0.14%	4.77%
September 30, 2021	67,253	24	733	0.14%	4.36%
June 30, 2021	72,241	31	739	0.17%	4.09%
March 31, 2021	69,104	40	748	0.23%	4.33%
Years Ended
December 31, 2022	$46,646	$715	$1,455	1.53%	3.12%
December 31, 2021	67,404	116	2,948	0.17%	4.37%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average SOFR		One-Month	Six-Month	One-Month	Six-Month
Three Months Ended	One-Month	Six-Month	SOFR	SOFR	SOFR	SOFR
December 31, 2022	4.06%	2.89%	(0.38)%	0.79%	1.31%	2.48%
September 30, 2022	2.47%	1.43%	(0.38)%	0.66%	1.45%	2.49%
June 30, 2022	1.09%	0.39%	(0.46)%	0.24%	1.16%	1.86%
March 31, 2022	0.16%	0.07%	0.06%	0.15%	1.36%	1.45%
December 31, 2021	0.05%	0.05%	0.09%	0.09%	4.72%	4.72%
September 30, 2021	0.05%	0.03%	0.09%	0.11%	4.31%	4.33%
June 30, 2021	0.03%	0.03%	0.14%	0.14%	4.06%	4.06%
March 31, 2021	0.01%	0.06%	0.22%	0.17%	4.32%	4.27%
Years Ended
December 31, 2022	1.95%	1.20%	(0.42)%	0.33%	1.17%	1.92%
December 31, 2021	0.04%	0.04%	0.13%	0.13%	4.33%	4.33%

Dividend Income from Orchid

Effective August 30, 2022, Orchid effected a 1-for-5 reverse stock split, converting every five shares of issued and outstanding Orchid common stock into one share of common stock. All share and per share amounts reported in this annual report with respect to Orchid’s common stock have been adjusted to reflect this reverse stock split.

We owned 569,071 and 519,071 shares of Orchid common stock as of December 31, 2022 and 2021, respectively. Orchid paid total dividends of $2.475 per share during 2022 and $3.90 per share during 2021. During the years ended December 31, 2022 and 2021, we received dividends on this common stock investment of approximately $1.3 million and $2.0 million, respectively.

Long-Term Debt

Junior Subordinated Debt

Interest expense on our junior subordinated debt securities was approximately $1.4 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively. The average rate of interest paid for the year ended December 31, 2022 was 5.25% compared to 3.66% for the year ended December 31, 2021. The junior subordinated debt securities pay interest at a floating rate. The rate is adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date. As of December 31, 2022, the interest rate was 8.27%.

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

Gains or Losses and Other Income

The table below presents our gains or losses and other income for the years ended December 31, 2022 and 2021.

(in thousands)
	2022	2021	Change
Realized (losses) gains on sales of MBS	$(858)	$69	$(927)
Unrealized losses on MBS	(5,916)	(3,099)	(2,817)
Total losses on MBS	(6,774)	(3,030)	(3,744)
Gains on derivative instruments	801	-	801
Gains on retained interests in securitizations	66	-	66
Unrealized losses on Orchid Island Capital, Inc. common stock	(6,239)	(1,869)	(4,370)

We invest in MBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from trading in these securities. However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the year ended December 31, 2022, we received proceeds of $23.1 million from the sales of MBS compared to $13.1 million for the year ended December 31, 2021.

The fair value of our MBS portfolio and derivative instruments, and the gains (losses) reported on those financial instruments, are driven in part by changes in yields and interest rates, the spreads that MBS trade relative to comparable duration U.S. Treasuries or swaps, as well as varying levels of demand for MBS, which affect the pricing of the securities in our portfolio. The unrealized gains and losses on MBS may also include the premium lost as a result of prepayments on the underlying mortgages, decreasing unrealized gains or increasing unrealized losses as prepayment speeds or premiums increase. To the extent MBS are carried at a discount to par, unrealized gains or losses on MBS would also include discount accreted as a result of prepayments on the underlying mortgages, increasing unrealized gains or decreasing unrealized losses as speeds on discounts increase. The table below presents historical interest rate data as of the end of each quarter end during 2022 and 2021.

			15 Year	30 Year	90 Day
	5 Year	10 Year	Fixed-Rate	Fixed-Rate	Average
	Treasury Rate(1)	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	SOFR(3)
December 31, 2022	4.00%	3.88%	5.68%	6.42%	3.62%
September 30, 2022	4.04%	3.80%	5.96%	6.70%	2.13%
June 30, 2022	3.00%	2.97%	4.83%	5.70%	0.70%
March 31, 2022	2.42%	2.33%	3.83%	4.67%	0.09%
December 31, 2021	1.26%	1.51%	2.33%	3.11%	0.05%
September 30, 2021	1.00%	1.53%	2.28%	3.01%	0.05%
June 30, 2021	0.87%	1.44%	2.34%	3.02%	0.02%
March 31, 2021	0.94%	1.75%	2.45%	3.17%	0.04%

(1)	Historical 5 Year and 10 Year Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical SOFR is obtained from the Federal Reserve Bank of New York.

Operating Expenses

For the year ended December 31, 2022, our total operating expenses were approximately $9.8  million compared to approximately $8.3  million for the year ended December 31, 2021. The table below presents a breakdown of operating expenses for the years ended December 31, 2022 and 2021.

(in thousands)
	2022	2021	Change
Compensation and benefits	$6,530	$5,721	$809
Legal fees	101	137	(36)
Accounting, auditing and other professional fees	404	377	27
Directors’ fees and liability insurance	804	763	41
Administrative and other expenses	2,000	1,287	713
	$9,839	$8,285	$1,554

Beginning with the second quarter of 2022, Bimini began providing certain repurchase agreement trading, clearing and administrative services to Orchid.  Providing these services required Bimini to increase staffing and other resources, causing an increase in compensation related expenses of approximately $0.6 million for year ended December 31, 2022, and increases in other administrative expenses of approximately $0.6 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021 .

Income Taxes

In 2022, we recorded an income tax provision of $11.9 million, including a $12.2 million increase in the deferred tax asset valuation allowance as a result of management’s reassessment, as of December 31, 2022, of the Company’s ability to utilize tax net operating losses (“NOLs”) to offset future taxable income.  In 2021, we recorded an income tax benefit of $0.4 million, including a $2.2 million decrease in the deferred tax asset valuation allowance as a result of management’s reassessment, as of December 31, 2021, of the Company’s ability to utilize NOLs to offset future taxable income.

Financial Condition:

Mortgage-Backed Securities

As of December 31, 2022, our MBS portfolio consisted of  $45.9  million of agency or government MBS at fair value and had a weighted average coupon of 3.67%. During the year ended December 31, 2022, we received principal repayments of $8.2 million compared to $14.5 million for the year ended December 31, 2021. The average prepayment speeds for the quarters ended December 31, 2022 and 2021 were 8.3% and 21.1%, respectively.

The following table presents the three-month constant prepayment rate (“CPR”) experienced on our structured and PT MBS sub-portfolios, on an annualized basis, for the quarterly periods presented. CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year. Specifically, the CPR in the chart below represents the three month prepayment rate of the securities in the respective asset category.

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
December 31, 2022	8.2	8.4	8.3
September 30, 2022	13.1	7.5	10.8
June 30, 2022	17.2	22.9	20.0
March 31, 2022	18.5	25.6	20.9
December 31, 2021	13.7	35.2	21.1
September 30, 2021	15.5	26.9	18.3
June 30, 2021	21.0	31.3	21.9
March 31, 2021	18.5	16.4	18.3

The following tables summarize certain characteristics of our PT MBS and structured MBS as of December 31, 2022 and 2021:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
December 31, 2022
Fixed Rate MBS	$42,974	93.6%	4.07%	329	1-Aug-52
Structured MBS	2,919	6.4%	2.84%	300	15-May-51
Total MBS Portfolio	$45,893	100.0%	3.67%	327	1-Aug-52
December 31, 2021
Fixed Rate MBS	$58,029	95.4%	3.69%	330	1-Sep-51
Structured MBS	2,774	4.6%	2.88%	306	15-May-51
Total MBS Portfolio	$60,803	100.0%	3.41%	329	1-Sep-51

($ in thousands)
	December 31, 2022		December 31, 2021
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$33,883	73.8%	$39,703	65.3%
Freddie Mac	12,010	26.2%	21,100	34.7%
Total Portfolio	$45,893	100.0%	$60,803	100.0%

	December 31, 2022	December 31, 2021
Weighted Average Pass-through Purchase Price	$105.30	$109.33
Weighted Average Structured Purchase Price	$4.48	$4.81
Weighted Average Pass-through Current Price	$95.58	$109.30
Weighted Average Structured Current Price	$13.37	$9.87
Effective Duration (1)	4.323	2.103

(1)

Effective duration is the approximate percentage change in price for a 100 bp change in rates. An effective duration of 4.323 indicates that an interest rate increase of 1.0% would be expected to cause a 4.323% decrease in the value of the MBS in our investment portfolio at December 31, 2022. An effective duration of 2.103 indicates that an interest rate increase of 1.0% would be expected to cause a 2.103% decrease in the value of the MBS in our investment portfolio at December 31, 2021. These figures include the structured securities in the portfolio but do include the effect of our funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of our portfolio assets acquired during the years ended December 31, 2022 and 2021.

($ in thousands)
	2022			2021
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$23,192	$99.13	4.22%	$23,338	$106.48	1.41%
Structured MBS	-	-	-	2,852	10.01	3.44%

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of December 31, 2022, assuming rates instantaneously fall 100 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS’ effective duration to movements in interest rates.

($ in thousands)
		$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Fair Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Fixed Rate MBS	$42,974	$1,948	$(2,164)	$(4,468)	4.53%	(5.04)%	(10.40)%
Interest-Only MBS	2,914	(131)	68	92	(4.50)%	2.33%	3.16%
Inverse Interest-Only MBS	5	2	(2)	(3)	40.00%	(40.00)%	(60.00)%
Total MBS Portfolio	$45,893	$1,819	$(2,098)	$(4,379)	3.96%	(4.57)%	(9.54)%

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

Repurchase Agreements

As of December 31, 2022, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with five of these counterparties. We believe these facilities provide borrowing capacity in excess of our needs. None of these lenders are affiliated with the Company. These borrowings are secured by our MBS and cash.

As of December 31, 2022, we had obligations outstanding under the repurchase agreements of approximately $43.8 million with a net weighted average borrowing cost of 4.48%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 12 to 31 days, with a weighted average maturity of 15 days. Securing the repurchase agreement obligation as of December 31, 2022 are MBS with an estimated fair value, including accrued interest, of $45.9 million and a weighted average maturity of 328 months, and cash posted as collateral of $0.5 million. Through March 10, 2023, we have been able to maintain our repurchase facilities with comparable terms to those that existed at December 31, 2022 with maturities through April 28, 2023.

The table below presents information about our period-end and average repurchase agreement obligations for each quarter in 2022 and 2021.

($ in thousands)
	Ending Balance of Repurchase	Maximum Balance of Repurchase	Average Balance of Repurchase	Difference Between Ending Repurchase Agreements and Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Agreements	Amount	Percent
December 31, 2022	$43,818	$44,780	$43,656	$162	0.37%
September 30, 2022	43,494	46,977	40,210	3,284	8.17%
June 30, 2022	36,926	53,289	45,870	(8,944)	(19.50)%
March 31, 2022	54,815	58,772	56,846	(2,031)	(3.57)%
December 31, 2021	58,878	62,139	61,019	(2,141)	(3.51)%
September 30, 2021	63,160	72,047	67,253	(4,093)	(6.09)%
June 30, 2021	71,346	72,372	72,241	(895)	(1.24)%
March 31, 2021	73,136	76,004	69,104	4,032	5.83%

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

We employ a hedging strategy that typically involves taking short positions in Eurodollar futures, T-Note futures, TBAs or other instruments. When the market causes these short positions to decline in value we are required to meet margin calls with cash. This can reduce our liquidity position to the extent other securities in our portfolio move in price in such a way that we do not receive enough cash through margin calls to offset the Eurodollar related margin calls. If this were to occur in sufficient magnitude, the loss of liquidity might force us to reduce the size of the levered portfolio, pledge additional structured securities to raise funds or risk operating the portfolio with less liquidity.

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing. The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral. Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty. Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we. Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repo transaction basis. We did not experience any significant margin call activity during 2022.

We invest a portion of our capital in structured MBS. We generally do not apply leverage to this portion of our portfolio. The leverage inherent in structured securities replaces the leverage obtained by acquiring PT securities and funding them in the repo market. This structured MBS strategy has been a core element of the Company’s overall investment strategy since 2008. However, we have and may continue to pledge a portion of our structured MBS in order to raise our cash levels, but generally will not pledge these securities in order to acquire additional assets.

In future periods we expect to continue to finance our activities through repurchase agreements and through revenues from our advisory services business. As of December 31, 2022, we had cash and cash equivalents of $6.0 million. We generated cash flows of $10.1 million from principal and interest payments on our MBS portfolio and had average repurchase agreements outstanding of $46.6 million during the year ended December 31, 2022. In addition, during the year ended December 31, 2022, we received approximately $13.0 million in management fees and expense reimbursements as manager of Orchid and approximately $1.3 million in dividends from our investment in Orchid common stock.

Outlook

Orchid Island Capital Inc.

Orchid Island Capital reported fourth quarter 2022 income of $34.9 million and its shareholders equity increased from $400.4 million to $438.8 million from September 30, 2022 to December 31, 2022.  The market conditions described below led to the increase in income as agency MBS generally outperformed comparable duration treasuries during the period and Orchid’s hedge positions also benefited from increases in interest rates.

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

Economic Summary

As 2022 ended, the markets' and the Fed's outlook for the economy, inflation and the path of monetary policy began to diverge.  The seeds for the divergence were planted as the third quarter of 2022 came to an end and the Fed had finally succeeded in convincing the market that they had much work to do in removing accommodation and that the process would take longer than the market had expected.  Public comments by Fed officials became uniformly hawkish – pointing to substantially more rate increases – and the incoming inflation data for July, August and September of 2022 was quite strong.  The combined effect of the data and the clear intentions of the Fed to aggressively fight to prevent inflation from spiraling out of control and becoming entrenched in consumer behavior dispelled any notion that the Fed would not succeed in their pursuit of their dual mandate – price stability and full employment.  In fact, the Fed was so successful at convincing the market it would aggressively remove accommodation and slow inflation that the market began to look beyond this step in the process and instead focus on the ramifications of such policy removal – namely a slowing of the economy.

The change of focus – or “pivot” – on the part of the market occurred in late October and early November of 2022, largely in response to inflation data.  The consumer price index ("CPI") for October and November of 2022, released in November and December of 2022, were much lower than previous months. While such figures were revised higher in early February 2023, at the time, the market interpreted this development as evidence that inflation had peaked and was coming down quickly.  The market reaction reflected an assumption that the Fed would succeed in taming inflation quicker than the Fed was expecting and that the rate hikes envisioned by the Fed and reflected in their summary of economic projections would instead cause the economy to slow too much and that the Fed would have to lower rates beginning in late 2023.

The divergence in expectations emanated from service sector inflation expectations.  As the first quarter of 2023 began, it became clear goods inflation was dropping quickly.  This was a result of Covid-19 induced supply constraints abating and consumer demand shifting from goods to services.  The market expected that the real estate sector, always very sensitive to interest rates, was in decline and would no longer be a source of inflation outside of the lagged effects of rents, which was anticipated to ebb soon.  What remained was non-shelter related services inflation.  The Fed recognizes wage pressures are the primary source of inflation in this case.  Accordingly measures of labor market tightness and wage inflation have become the Fed’s focus.  To the extent such measures remain elevated, Fed actions will likely continue to reflect their tightening bias.  As we move further into 2023, incoming economic data implies inflation is not slowing as appeared to be the case during the fourth quarter of 2022 nor has economic activity slowed materially. Hence, market expectations for additional rate hikes and the possible time frame over which the Fed will be required to maintain higher rates has converged with the Fed's expectations.

Interest Rates

The Fed raised the Fed Funds target range twice during the fourth quarter of 2022 and the high end of the range was 4.50% at the end of the year – an increase of 125 basis points during the quarter.  The Fed raised the target rate by another 25 basis points in February 2023. Moreover, the market expects the Fed will continue to raise the target further in 2023, perhaps as much as 100 basis points including the February 2023 increase. Importantly, the Fed, as evidenced by their own “dot plot”, a summary of committee members' expectations of the Fed Funds rate over their forecast period, anticipates the Fed Funds rate will peak at approximately 5.125% by mid-2023 and remain above 5% throughout the balance of 2023.  The market now appears to agree with this outcome as evidenced by current pricing in the futures market. Yields on U.S. Treasury securities with maturities of one year or less increased substantially during the fourth quarter of 2022, with the shortest maturities increasing the most – reflective of the actual and anticipated increases in overnight funding levels driven by the Fed.  Such increases were as much as 134 basis points in the case of the one-month U.S. Treasury bill.

As the fourth quarter unfolded, with the market expecting the Fed to succeed in containing inflation and ultimately slowing the economy in the process, longer maturity interest rates were essentially unchanged during the fourth quarter.  During the month of October 2022, the hawkish rhetoric from the Fed and strong inflation data initially caused long-term rates to increase substantially from August 2022 levels near 2.6% to approximately 4.25% in late October 2022 in the case of the 10-year U.S. Treasury. However, longer-term rates slowly declined for much of the balance of the fourth quarter before a 40-basis point increase over the last two weeks of the year. The late December 2022 increase was triggered by additional hawkish comments by the Fed at their December meeting reinforced by similar language by the European Central Bank and illiquid holiday trading conditions.  For the fourth quarter of 2022, U.S. Treasury maturities beyond the 2-year point were largely unchanged.

The combination of the extreme upward movement in short maturity yields described above and the essentially unchanged yields for longer maturity U.S. Treasuries resulted in an extreme flattening of the yield curve to the point the curve became inverted.  This continued the trend that began in early July of 2022.  Over the course of the fourth quarter of 2022, the extent of the inversion increased substantially.  In the case of the spread between the 2-year and 10-year U.S. Treasuries the inversion reached 84 basis points in early December and 88 basis points in the case of the spread between the 10-year U.S. Treasury and the Fed Funds rate.  Historically such inversions signaled market expectations of a recession on the horizon, as was the case in late 2022.

The Agency MBS Market

The Agency MBS market returns for 2022 were negative – down 11.9%.  However, the sector posted positive returns for the fourth quarter of 2.1%, which was 110 bps higher than comparable duration swaps.  As described above, expectations for the economy and rates diverged between those of the Fed and the markets during the last two months of the fourth quarter of 2022.  During the fourth quarter, the markets' appetite for riskier assets improved in anticipation that the Fed was nearing the end of its tightening cycle and would be easing monetary conditions by the end of 2023. This led the higher risk sectors of the fixed income markets to outperform, as investment and non-investment grade corporates outperformed U.S. Treasuries, Agency MBS and Agency debt by a considerable margin.

The performance of the Agency MBS sector was not uniformly positive for the fourth quarter.  As described above, early in the quarter U.S. Treasury yields achieved their highest levels in many years in late October of 2022.  Agency MBS spreads to comparable duration spreads also reached their widest levels since the great financial crisis, easily surpassing the levels observed in March of 2020.  As market sentiment turned mid-quarter and risk appetite improved the attractive levels of Agency MBS, like most other asset classes, were viewed as very attractive.  The sector’s performance was driven to a large extent by the extremes reached in late October 2022.  However, the spreads available in the sector remain wider than those observed prior to the onset of the pandemic in early 2020.  The absence of the largest of the traditional buyers of the asset class – banks, and since March of 2020, the Fed, may result in the sector recovering slowly towards pre-pandemic levels, if it can do so at all.

Within the Agency MBS sector, 30-year fixed rate coupons slightly outperformed 15-year and GNMA fixed rate securities, both in absolute and relative terms.  Within the 30-year fixed rate sector lower/discount coupon securities generated the best relative/excess returns to comparable duration U.S. Treasuries and swaps.

Recent Legislative and Regulatory Developments

In response to the deterioration in the markets for U.S. Treasuries, Agency MBS and other mortgage and fixed income markets resulting from the impacts of the COVID-19 pandemic, the Fed implemented a program of quantitative easing. Through November of 2021, the Fed was committed to purchasing $80 billion of U.S. Treasuries and $40 billion of Agency MBS each month. In November of 2021, it began tapering its net asset purchases each month, ended net asset purchases by early March of 2022, and ended asset purchases entirely in September of 2022. On May 4, 2022, the FOMC announced a plan for reducing the Fed’s balance sheet. In June of 2022, in accordance with this plan, the Fed began reducing its balance sheet by a maximum of $30 billion of U.S. Treasuries and $17.5 billion of Agency MBS each month. On September 21, 2022, the FOMC announced the Fed’s decision to continue reducing the balance sheet by a maximum of $60 billion of U.S Treasuries and $35 billion of Agency MBS per month.

On January 29, 2021, the Center for Disease Control and Prevention issued guidance extending eviction moratoriums for covered persons put in place by the CARES Act through March 31, 2021. The FHFA subsequently extended the foreclosure moratorium for loans backed by the Enterprises and the eviction moratorium for real estate owned by the Enterprises until July 31, 2021 and September 30, 2021, respectively. The U.S. Housing and Urban Development Department subsequently extended the FHA foreclosure and eviction moratoria to July 31, 2021, and September 30, 2021, respectively.  Despite the expirations of these foreclosure moratoria, a final rule adopted by the CFPB on June 28, 2021, effectively prohibited servicers from initiating a foreclosure before January 1, 2022, in most instances. Foreclosure activity has risen since the end of the moratorium, with foreclosure starts in 2022 up 169% from 2021, but remaining 26% lower than pre-pandemic levels in 2019 and 88% lower than the peak in 2009.

On September 30, 2019, the FHFA announced that the Enterprises were allowed to increase their capital buffers to $25 billion and $20 billion, respectively, from the prior limit of $3 billion each. This step could ultimately lead to the Enterprises being privatized and represents the first concrete step on the road to Enterprise reform.  In December 2020, the FHFA released a final rule on a new regulatory framework for the Enterprises which seeks to implement both a risk-based capital framework and minimum leverage capital requirements. On January 14, 2021, the U.S. Treasury and the FHFA executed letter agreements allowing the Enterprises to continue to retain capital up to their regulatory minimums, including buffers, as prescribed in the December rule.  These letter agreements provide, in part, (i) there will be no exit from conservatorship until all material litigation is settled and the Enterprise has common equity Tier 1 capital of at least 3% of its assets, (ii) the Enterprises will comply with the FHFA’s regulatory capital framework, (iii) higher-risk single-family mortgage acquisitions will be restricted to current levels, and (iv) the U.S. Treasury and the FHFA will establish a timeline and process for future Enterprise reform. However, no definitive proposals or legislation have been released or enacted with respect to ending the conservatorship, unwinding the Enterprises, or materially reducing the roles of the Enterprises in the U.S. mortgage market. On September 14, 2021, the U.S. Treasury and the FHFA suspended certain policy provisions in the January agreement, including limits on loans acquired for cash consideration, multifamily loans, loans with higher risk characteristics and second homes and investment properties.  On February 25, 2022, the FHFA published a final rule, effective as of April 26, 2022, amending the Enterprise capital framework established in December 2020 by, among other things, replacing the fixed leverage buffer equal to 1.5% of an Enterprise’s adjusted total assets with a dynamic leverage buffer equal to 50% of an Enterprise’s stability capital buffer, reducing the risk weight floor from 10% to 5%, and removing the requirement that the Enterprises must apply an overall effectiveness adjustment to their credit risk transfer exposures. On June 14, 2022, the Enterprises announced that they would each charge a 50 bps fee for commingled securities issued on or after July 1, 2022 to cover the additional capital required for such securities under the Enterprise capital framework, which was subsequently reduced on January 19, 2023 to 9.375 bps for commingled securities issued on or after April 1, 2023 to address industry concern that the fee posed a risk to the fungibility of the Uniform Mortgage-Backed Security (“UMBS”) and negatively impacted liquidity and pricing in the market for TBA securities.

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

On July 28, 2022, the Fed published a proposed rule to implement the LIBOR Act, which was adopted on December 16, 2022.  The final rule, which went into effect on February 27, 2023, sets benchmark SOFR rates to replace overnight, one-month, three-month, six-month and 12-month LIBOR contracts and provides mechanisms for converting most existing LIBOR contracts, including Agency MBS, to SOFR no later than June 30, 2023.

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

If prepayment rates are relatively low (due, in part, to the refinancing problems described above), lower long-term interest rates can increase the value of our  Agency MBS. This is because investors typically place a premium on assets with coupon/yields that are higher than coupon /yields available in the market. To the extent such securities per-pay slower than would otherwise be the case, we benefit from an above market coupon/yield for longer, enhancing the return from the security. Although lower long-term interest rates may increase asset values in our portfolio, we may not be able to invest new funds in similarly-yielding assets.

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

Higher long-term rates can also affect the value of our Agency MBS.  As long-term rates rise, rates available to borrowers also rise.  This tends to cause prepayment activity to slow and extend the expected average life of mortgage cash flows.  As the expected average life of the mortgage cash flows increases, coupled with higher discount rates, the value of Agency MBS declines.  Some of the instruments we use to hedge our Agency MBS assets, such as interest rate futures, swaps and swaptions, are stable average life instruments.  This means that to the extent we use such instruments to hedge our Agency MBS assets, our hedges may not adequately protect us from price declines, and therefore may negatively impact our book value.  It is for this reason we use interest only securities in our portfolio. As interest rates rise, the expected average life of these securities increases, causing generally positive price movements as the number and size of the cash flows increase the longer the underlying mortgages remain outstanding. This makes interest only securities desirable hedge instruments for pass-through Agency MBS.

As described above, the Agency MBS market began to experience severe dislocations in mid-March 2020 as a result of the economic, health and market turmoil brought about by COVID-19. On March 23, 2020, the Fed announced that it would purchase Agency MBS and U.S. Treasuries in the amounts needed to support smooth market functioning, which largely stabilized the Agency MBS market, but ended these purchases in March 2022 and announced plans to reduce its balance sheet. The Fed’s planned reduction of its balance sheet could negatively impact our investment portfolio. Further, the moratoriums on foreclosures and evictions described above will likely delay potential defaults on loans that would otherwise be bought out of Agency MBS pools as described above.  Depending on the ultimate resolution of the foreclosure or evictions, when and if it occurs, these loans may be removed from the pool into which they were securitized. If this were to occur, it would have the effect of delaying a prepayment on our securities until such time. To the extent our Agency MBS assets were acquired at a premium to par, this will tend to increase the realized yield on the asset in question. To the extent they were acquired at a discount, this will tend to decrease the realized yield on the asset in question.

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

Summary

During the fourth quarter of 2022 the trends in incoming economic data began to change, indicating the actions of the Fed to remove accommodation and slow demand were starting to take hold.  The most interest rate sensitive sectors of the economy, mainly housing and housing related, were slowing precipitously.  Demand and consumption for goods – reflected in sales and production data – were clearly slowing.  Even inflation data, as evidenced by the CPI and Personal Consumption  Expenditures  data, slowed during the quarter as well although such data was subsequently revised higher in early February of 2023. The one big exception was the labor market and wages – which were still tight in the case of the labor market and increasing in the case of wages.  To central bankers, and in particular the Fed, this was problematic.  As consumers migrated their consumption from goods to services as the effects of the pandemic wore off service inflation remained elevated due to persistent worker shortages and the resulting wage pressures as employers struggled to fill positions. The Fed identified non-shelter related services inflation as the focus of their efforts to contain inflation and inflation expectations.  In their efforts to rein in service related inflation, the Fed has continued to raise the Fed Funds rate – and plans to continue doing so into 2023.  In fact, the Fed raised the Fed Funds rate at their February 2023 meeting and indicated additional hikes were likely while simultaneously stating their intention to hold rates at what they deem to be restrictive territory into 2024.

The financial markets were reluctant to accept that the Fed would be so aggressive in their tightening until late in the third quarter of 2022 when the Fed appeared to finally convince the markets of the extent and timing of the tightening plans.  The market reacted swiftly as interest rates increased rapidly from August through late October of 2022.  Short maturity rates increased the most, in anticipation of the Fed raising Fed Funds as high as 5.0% in 2023.  However, the market view, as expressed in interest rates, futures and the shape of the U.S. Treasury curve, differed from the view of the Fed, during the last two months of 2022 and early 2023.  Market pricing at the end of 2022 indicated a belief that the Fed would succeed in reining in inflation sooner than the Fed did, and that in so doing it would ultimately slow the economy so much that the Fed would have to pivot and move to lower rates by the end of 2023. The result of this view was a deeply inverted U.S. Treasury yield curve, with short term rates of maturities of two-years or less far in excess of longer maturity U.S. Treasuries. However, economic data released in early 2023 has not been consistent with the market's view, as inflation measures remain stubbornly high, the economy does not appear to be slowing and wage pressures have not abated. The market's view has moved into alignment with the Fed's expectations as evidenced by pricing in the futures markets.

The Agency MBS market returns for 2022 were -11.9%.  However, the sector returned +2.1% for the fourth quarter of 2022.  The turning point coincided with the markets pivot towards believing the Fed tightening cycle was nearing its end and that the economy would slow in 2023.  In October 2022, spreads on Agency MBS reached levels not seen since the great financial crisis.  However, as market sentiment turned in November and December of 2022, these spread levels appeared quite attractive.  This was also true of most risk assets.  As a result, the sector performed very well over the balance of the fourth quarter of 2022, which resulted in an increase in the valuation of our assets.  In the case of even riskier asset classes the performance has been even better. As the first quarter of 2023 unfolds, the Agency MBS sector is still trading at spread levels well above levels observed prior to the COVID-19 pandemic.  However, the absence of two of the largest buyers of the sector, banks and, since the onset of the pandemic, the Fed may result in the sector recovering more slowly towards pre-pandemic levels, if such levels are even obtained at all.  The risk to the sector would be a re-acceleration of inflation and the need for the Fed to tighten monetary policy even further. Data released in February of 2023 heightens this concern.

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

Capital Expenditures

At December 31, 2022, we had no material commitments for capital expenditures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide disclosure pursuant to this Item. However, we have elected to include much of the information in Item 7 above, beginning on page 46.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Bimini Capital Management, Inc.

Vero Beach, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bimini Capital Management, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Realizability of deferred tax assets

As described in Note 12 to the consolidated financial statements, the Company has recorded $65.2 million in gross deferred tax assets as of December 31, 2022 and recorded a related valuation allowance of $42.0 million. The Company applies significant judgment in assessing the projections of future taxable income in the determination of the amount of deferred tax assets that were more-likely-than-not to be realized in the future. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We identified assessing the realizability of deferred tax assets as a critical audit matter. Specifically, we identified that there is significant judgment required by the Company in formulating the forecast of taxable income over the net operating loss expiration periods to determine the amount of deferred tax assets that were more-likely-than-not to be realized in the future. Auditing these forecasts involved especially challenging auditor judgment, including the need for the involvement of individuals with specialized knowledge and skill in assessing these elements.

The primary procedures we performed to address this critical audit matter included:

•

Evaluating the positive and negative evidence in assessing whether the deferred tax assets are more likely than not to be utilized, including evaluating the trends of historical financial results, projected sources of taxable income in future periods, and market information (such as interest yield curves).

•	Assessing the reasonableness of the Company’s historical ability to make forecasts of future taxable income, by performing a retrospective review of the prior year’s estimate.
•	Utilizing personnel with specialized knowledge and skill in income taxes to assist in the evaluation of the appropriateness of the Company’s analysis of the realizability of the deferred tax assets.

Valuation of Investments in Mortgage-Backed Securities

As described in Notes 1 and 14 to the consolidated financial statements, the Company accounts for its mortgage-backed securities at fair value, which totaled $45.9 million as of December 31, 2022.  The fair value of mortgage-backed securities is based on independent pricing sources and/or third-party broker quotes, when available. Because the price estimates may vary, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values based on various techniques including observing the most recent market for like or identical assets (including security coupon rate, maturity, yield, prepayment speed), market credit spreads, and model driven approaches.

We identified the valuation of mortgage-backed securities as a critical audit matter.  The principal considerations for our determination are: (i) the potential for bias in how the Company subjectively selects the price from multiple pricing sources to determine the fair value of the mortgage-backed securities and (ii) the audit effort involved, including the involvement of valuation professionals with specialized skill and knowledge.

The primary procedures we performed to address this critical audit matter included:

●

Reviewing the range of values used for each investment position, and assessing the price selected for potential bias by comparing the price to the high, low and average of the range of pricing sources.

●	Utilizing personnel with specialized knowledge and skill in valuation to develop an independent estimate of the fair value of each investment position by:
o	considering the stated security coupon rate, maturity, yield, and prepayment speeds, and comparing to the fair value used by the Company;
o	comparing the Company’s fair value estimate of certain securities to recent available market transactions.

/s/ BDO USA, LLP

Certified Public Accountants

We have served as the Company's auditor since 2008.

West Palm Beach, Florida

March 10, 2023

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2022 and 2021

	2022	2021
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$45,716,793	$60,788,129
Unpledged	176,643	15,015
Total mortgage-backed securities	45,893,436	60,803,144
Cash and cash equivalents	6,010,799	8,421,410
Restricted cash	763,000	1,391,000
Investment in Orchid Island Capital, Inc. common stock, at fair value	5,975,248	11,679,107
Accrued interest receivable	204,018	229,942
Property and equipment, net	1,997,313	2,024,190
Deferred tax assets, net of allowances	23,178,243	35,036,312
Due from affiliates	1,130,713	1,062,155
Other assets	1,164,181	1,437,381
Total Assets	$86,316,951	$122,084,641

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$43,817,999	$58,877,999
Long-term debt	27,416,239	27,438,976
Accrued interest payable	194,629	55,610
Other liabilities	2,764,005	2,712,206
Total Liabilities	74,192,872	89,084,791

Commitments and Contingencies (Note 11)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated; no shares issued and outstanding	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 10,019,888 shares and 10,702,194 shares issued and outstanding, respectively	10,020	10,702
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding	32	32
Additional paid-in capital	329,828,268	330,880,252
Accumulated deficit	(317,714,273)	(297,891,168)
Stockholders' Equity	12,124,079	32,999,850
Total Liabilities and Equity	$86,316,951	$122,084,641

See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2022 and 2021

	2022	2021
Revenues:
Advisory services	$12,995,504	$9,788,340
Interest income	1,862,480	2,237,217
Dividend income from Orchid Island Capital, Inc. common stock	1,292,701	2,024,379
Total revenues	16,150,685	14,049,936
Interest expense:
Repurchase agreements	(715,386)	(116,179)
Long-term debt	(1,415,624)	(996,794)
Net revenues	14,019,675	12,936,963

Other income (expense):
Unrealized losses on mortgage-backed securities	(5,915,904)	(3,098,866)
Realized losses (gains) on mortgage-backed securities	(858,001)	69,498
Unrealized losses on Orchid Island Capital, Inc. common stock	(6,239,189)	(1,868,657)
Gains (losses) on derivative instruments	800,820	(198)
Gains on retained interests in securitizations	65,928	-
Other income	341	154,191
Other expense, net	(12,146,005)	(4,744,032)

Expenses:
Compensation and related benefits	6,530,349	5,721,315
Directors' fees and liability insurance	804,186	762,735
Audit, legal and other professional fees	504,602	513,925
Administrative and other expenses	1,999,569	1,287,387
Total expenses	9,838,706	8,285,362

Net loss before income tax provision (benefit)	(7,965,036)	(92,431)
Income tax provision (benefit)	11,858,069	(367,845)

Net (loss) income	$(19,823,105)	$275,414

Basic and Diluted Net (Loss) Income Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$(1.90)	$0.02
CLASS B COMMON STOCK
Basic and Diluted	$(1.90)	$0.02
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	10,393,855	11,198,434
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938

See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2022 and 2021

	Stockholders' Equity
	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total
Balances, January 1, 2021	11,672,431	$11,673	$332,642,758	$(298,166,582)	$34,487,849
Net income	-	-	-	275,414	275,414
Class A common shares repurchased and retired	(906,361)	(907)	(1,762,506)	-	(1,763,413)
Balances, December 31, 2021	10,766,070	10,766	330,880,252	(297,891,168)	32,999,850
Net loss	-	-	-	(19,823,105)	(19,823,105)
Class A common shares repurchased and retired	(682,306)	(682)	(1,051,984)	-	(1,052,666)
Balances, December 31, 2022	10,083,764	$10,084	$329,828,268	$(317,714,273)	$12,124,079

See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2022 and 2021

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(19,823,105)	$275,414
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	73,053	69,250
Deferred income tax provision (benefit)	11,858,069	(367,845)
Unrealized losses on mortgage-backed securities	5,915,904	3,098,866
Realized losses (gains) on mortgage-backed securities	858,001	(69,498)
Gains retained interests in securitizations	(65,928)	-
PPP loan forgiveness	-	(153,724)
Unrealized losses on Orchid Island Capital, Inc. common stock	6,239,189	1,868,657
Changes in operating assets and liabilities:
Accrued interest receivable	25,924	(27,750)
Due from affiliates	(68,558)	(429,684)
Other assets	273,200	29,266
Accrued interest payable	139,019	(50,248)
Other liabilities	51,799	1,290,797
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,476,567	5,533,501
CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(23,191,724)	(26,189,505)
Sales	23,096,853	13,063,248
Principal repayments	8,230,674	14,471,976
Payments received on retained interests in securitizations	65,928	-
Purchases of Orchid Island Capital, Inc. common stock	(535,330)	-
Acquisition of property and equipment	(46,176)	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	7,620,225	1,345,719
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	391,823,690	293,283,000
Principal repayments on repurchase agreements	(406,883,690)	(299,476,114)
Principal repayments on long-term debt	(22,737)	(21,640)
Class A common shares repurchased and retired	(1,052,666)	(1,763,413)
NET CASH USED IN FINANCING ACTIVITIES	(16,135,403)	(7,978,167)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,038,611)	(1,098,947)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the year	9,812,410	10,911,357
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the year	$6,773,799	$9,812,410

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,991,991	$1,164,780
Income taxes	$-	$-

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

Segment Reporting

The Company’s operations are classified into two reportable segments: the asset management segment and the investment portfolio segment. These segments are evaluated by management in deciding how to allocate resources and in assessing performance. The accounting policies of the operating segments are the same as the Company’s accounting policies described in this note with the exception that inter-segment revenues and expenses are included in the presentation of segment results. For further information see Note 15.

Variable Interest Entities (VIEs)

A variable interest entity ("VIE") is consolidated by an enterprise if it is deemed the primary beneficiary of the VIE. Bimini Capital has a common share investment in a trust used in connection with the issuance of Bimini Capital's junior subordinated notes. The Company obtains interests in VIEs through its investments in mortgage-backed securities. The interests in these VIEs are passive in nature and are not expected to result in the Company obtaining a controlling financial interest in these VIEs in the future. As a result, the Company does not consolidate these VIEs and accounts for the interest in these VIEs as mortgage-backed securities. See Note 3 for additional information regarding the Company's investments in mortgage-backed securities. The maximum exposure to loss for these VIEs is the carrying value of the mortgage-backed securities.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase. Restricted cash includes cash pledged as collateral for repurchase agreements and derivative instruments. The following table presents the Company’s cash, cash equivalents and restricted cash as of December 31, 2022 and 2021.

	2022	2021
Cash and cash equivalents	$6,010,799	$8,421,410
Restricted cash	763,000	1,391,000
Total cash, cash equivalents and restricted cash	$6,773,799	$9,812,410

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

Advisory Services

Orchid is externally managed and advised by Bimini Advisors pursuant to the terms of a management agreement. Under the terms of the management agreement, Orchid is obligated to pay Bimini Advisors a monthly management fee and a pro rata portion of certain overhead costs and to reimburse the Company for any direct expenses incurred on its behalf. Revenues from management fees are recognized over the period of time in which the service is performed in accordance with FASB Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers. Further information regarding the management agreement is presented in Note 2 to the consolidated financial statements.

Mortgage-Backed Securities

The Company invests primarily in pass-through (“PT”) mortgage-backed securities issued by Freddie Mac, Fannie Mae or Ginnie Mae (“MBS”), collateralized mortgage obligations (“CMOs”), interest-only (“IO”) securities and inverse interest-only (“IIO”) securities representing interest in or obligations backed by pools of mortgage-backed loans. The Company refers to MBS and CMOs as PT MBS. The Company refers to IO and IIO securities as structured MBS. The Company has elected to account for its investment in MBS under the fair value option. Electing the fair value option requires the Company to record changes in fair value in the consolidated statement of operations, which, in management’s view, more appropriately reflects the results of operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed.

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

Income on PT MBS is based on the stated interest rate of the security. Premiums or discounts present at the date of purchase are not amortized. Premium lost and discount accretion resulting from monthly principal repayments are reflected in unrealized gains and losses on MBS in the consolidated statements of operations. For IO securities, the income is accrued based on the carrying value and the effective yield. The difference between income accrued and the interest received on the security is characterized as a return of investment and serves to reduce the asset’s carrying value. At each reporting date, the effective yield is adjusted prospectively for future reporting periods based on the new estimate of prepayments and the contractual terms of the security. For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security. Changes in fair value of MBS during each reporting period are recorded in earnings and reported as unrealized gains or losses on mortgage-backed securities in the accompanying consolidated statements of operations. The amount reported as unrealized gains or losses on mortgage-backed securities thus captures the net effect of changes in the fair market value of securities caused by market developments and any premium or discount lost as a result of principal repayments during the period.  Realized gains and losses on sales of MBS and U.S. Treasury Notes, using the specific identification method, are reported as a separate component of net portfolio income on the statement of operations.

Orchid Island Capital, Inc. Common Stock

The Company accounts for its investment in Orchid common shares at fair value. The change in the fair value and dividends received on this investment are reflected in the consolidated statements of operations. We estimate the fair value of Orchid's common shares on a market approach using “Level 1” inputs based on the quoted market price of Orchid’s common stock on a national stock exchange.

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

Derivative Financial Instruments

The Company has historically used derivative instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The principal instruments that the Company has used are Treasury Note (“T-Note”) and Eurodollar futures contracts, and “to-be-announced” (“TBA”) securities.

The Company accounts for TBA securities as derivative instruments. Other types of derivative instruments may be used in the future. Gains and losses associated with derivative transactions are reported in gain (loss) on derivative instruments in the accompanying consolidated statements of operations.

During the year ended December 31, 2022, the Company only held T-Note futures contracts. The Company recorded income of approximately $0.8 million on these instruments during the year ended December 31, 2022.  Losses recorded during the year ended December 31, 2021 were negligible.

Derivative instruments are carried at fair value, and changes in fair value are recorded in the consolidated statements of operations for each period. The Company’s derivative financial instruments are not designated as hedge accounting relationships, but rather are used as economic hedges of its portfolio assets and liabilities. Gains and losses on derivatives, except those that result in cash receipts or payments, are included in operating activities on the statements of cash flows. Cash payments and cash receipts from settlements of derivatives, including current period net cash settlements on interest rate swaps, is classified as an investing activity on the statements of cash flows. The Company's derivative agreements generally contain provisions that allow for netting or setting off derivative assets and liabilities with the counterparty; however, related assets and liabilities are reported on a gross basis in the Company's consolidated balance sheets. Derivative instruments in a gain position are reported as derivative assets at fair value and derivative instruments in a loss position are reported as derivative liabilities at fair value in the consolidated balance sheets.

Holding derivatives creates exposure to credit risk related to the potential for failure by counterparties to honor their commitments. In the event of default by a counterparty, the Company may have difficulty recovering its collateral and may not receive payments provided for under the terms of the agreement. The Company’s derivative agreements require it to post or receive collateral to mitigate such risk. In addition, the Company uses only registered central clearing exchanges and well-established commercial banks as counterparties, monitors positions with individual counterparties and adjusts posted collateral as required. The Company’s futures contracts are exchange traded contracts that are valued based on exchange pricing with daily margin requirements. The margin requirement varies based on the market value of the open position and the equity retained in the account. Margin posted is treated as settlement of the outstanding value of the futures contract. Any margin excess or deficit outstanding is recorded as a receivable or payable as of the date of the Company’s balance sheets. The Company realizes gains and losses on these contracts upon expiration equal to the difference between the current fair value of the underlying asset and the contractual price of the futures contract.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, repurchase agreements, accrued interest payable and other liabilities generally approximates their carrying value as Level 2 assets under the fair value hierarchy as of December 31, 2022 and 2021 due to the short-term nature of these financial instruments.

The fair value of the Company’s junior subordinated note approximates its carrying value. The carrying value is a reasonable estimate of fair value since the instrument carries a floating rate that resets frequently. Further information regarding this instrument is presented in Note 9 to the consolidated financial statements.

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

The Company’s U.S. federal income tax returns for years ended on or after December 31, 2019 remain open for examination. Although management believes its calculations for tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different from the tax returns filed by the Company, and those differences could result in significant costs or benefits to the Company. For tax filing purposes, Bimini Capital and its includable subsidiaries, and Royal Palm and its includable subsidiaries, file as separate tax paying entities.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from the London Interbank Offered Rate (“LIBOR,”), and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. In December 2022, the FASB issued ASU 2022-06 “Reference Rate Reform (Topic 848)," deferring the sunset date provided in ASU 2020-04 from December 31, 2022 to December 31, 2024.  The Company does not believe the adoption of this ASU will have a material impact on its consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848). ASU 2021-01 expands the scope of ASC 848 to include all affected derivatives and give market participants the ability to apply certain aspects of the contract modification and hedge accounting expedients to derivative contracts affected by the discounting transition. In addition, ASU 2021-01 adds implementation guidance to permit a company to apply certain optional expedients to modifications of interest rate indexes used for margining, discounting or contract price alignment of certain derivatives as a result of reference rate reform initiatives and extends optional expedients to account for a derivative contract modified as a continuation of the existing contract and to continue hedge accounting when certain critical terms of a hedging relationship change to modifications made as part of the discounting transition. The guidance in ASU 2021-01 is effective immediately and available generally through December 31, 2024, as reference rate reform activities occur. The Company does not believe the adoption of this ASU will have a material impact on its consolidated financial statements.

NOTE 2. ADVISORY SERVICES

Bimini Advisors serves as the manager and advisor for Orchid pursuant to the terms of a management agreement. As Manager, Bimini Advisors is responsible for administering Orchid's business activities and day-to-day operations. Pursuant to the terms of the management agreement, Bimini Advisors provides Orchid with its management team, including its officers, along with appropriate support personnel. Bimini Advisors is at all times subject to the supervision and oversight of Orchid's board of directors and has only such functions and authority as delegated to it. Bimini Advisors receives a monthly management fee in the amount of:

●	One-twelfth of 1.50% of the first $250 million of the Orchid’s month-end equity, as defined in the management agreement,
●	One-twelfth of 1.25% of the Orchid’s month-end equity that is greater than $250 million and less than or equal to $500 million, and
●	One-twelfth of 1.00% of the Orchid’s month-end equity that is greater than $500 million.

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

Orchid is obligated to reimburse Bimini Advisors for any direct expenses incurred on its behalf and to pay to Bimini Advisors an amount equal to Orchid's pro rata portion of certain overhead costs set forth in the management agreement. Orchid is required to pay Bimini Advisors by the 15th day of the month following the month the services are performed. The management agreement has been renewed through February 20, 2024 and provides for automatic one-year extension options thereafter. Should Orchid terminate the management agreement without cause, it will be obligated to pay Bimini Advisors a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the automatic renewal term.

The following table summarizes the advisory services revenue from Orchid for the years ended December 31, 2022 and 2021.

(in thousands)
	2022	2021
Management fee	$10,447	$8,156
Allocated overhead	2,042	1,632
Repurchase, clearing and administrative fee	507	-
Total	$12,996	$9,788

At December 31, 2022 and 2021, the net amount due from Orchid was approximately $1.1 million and $1.1 million, respectively.

NOTE 3. MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of December 31, 2022 and 2021:

(in thousands)
	2022	2021
Fixed-rate MBS	$42,974	$58,029
Structured MBS	2,919	2,774
Total	$45,893	$60,803

The following table is a summary of the Company's net loss (gain) from the sale of MBS for the years ended December 31, 2022 and 2021:

(in thousands)
	2022	2021
Proceeds from sales of MBS	$23,097	$13,063
Carrying value of MBS sold	23,955	12,994
Net loss (gain) on sales of MBS	$(858)	$69

Gross gain sales of MBS	$-	$69
Gross loss on sales of MBS	(858)	-
Net loss (gain) on sales of MBS	$(858)	$69

NOTE 4. PROPERTY AND EQUIPMENT, NET

The composition of property and equipment at December 31, 2022 and 2021 follows:

(in thousands)
	2022	2021
Land	$1,185	$1,185
Buildings and improvements	1,827	1,827
Computer equipment and software	45	26
Office furniture and equipment	220	193
Total cost	3,277	3,231
Less accumulated depreciation and amortization	(1,280)	(1,207)
Property and equipment, net	$1,997	$2,024

NOTE 5. OTHER ASSETS AND OTHER LIABILITIES

The composition of other assets at December 31, 2022 and 2021 follows:

(in thousands)
	2022	2021
Investment in Bimini Capital Trust II	$804	$804
Prepaid expenses	261	297
Servicing advances	-	159
Other	99	177
Total other assets	$1,164	$1,437

The composition of other liabilities at December 31, 2022 and 2021 follows:

(in thousands)
	2022	2021
Accrued payroll	$2,600	$2,600
Accrued liabilities	104	81
Accounts payable	60	31
Total other assets	$2,764	$2,712

NOTE 6. REPURCHASE AGREEMENTS

The Company pledges certain of its MBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of December 31, 2022, the Company had met all margin call requirements.

As of December 31, 2022 and December 31, 2021, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
December 31, 2022
Fair value of securities pledged, including accrued interest receivable	$-	$42,553	$3,364	$-	$45,917
Repurchase agreement liabilities associated with these securities	$-	$40,492	$3,326	$-	$43,818
Net weighted average borrowing rate	-	4.50%	4.29%	-	4.48%
December 31, 2021
Fair value of securities pledged, including accrued interest receivable	$-	$60,859	$159	$-	$61,018
Repurchase agreement liabilities associated with these securities	$-	$58,793	$85	$-	$58,878
Net weighted average borrowing rate	-	0.14%	0.70%	-	0.14%

In addition, cash pledged to counterparties as collateral for repurchase agreements was approximately $0.5 million and $1.4 million as of December 31, 2022 and 2021, respectively.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any. At December 31, 2022 and December 31, 2021, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $2.5 million and $3.5 million, respectively.  Summary information regarding amounts at risk with individual counterparties greater than 10% of equity at December 31, 2022 is presented in the table below. The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company’s equity at December 31, 2021.

($ in thousands)
		% of	Weighted
		Stockholders'	Average
	Amount	Equity	Maturity
Repurchase Agreement Counterparty	at Risk	at Risk	(in Days)
Mirae Asset Securities (USA) Inc.	$1,322	10.9%	14

NOTE 7. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes Bimini’s assets pledged as collateral under its repurchase agreements and derivative agreements as of December 31, 2022 and 2021.

($ in thousands)
	December 31, 2022			December 31, 2021
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT MBS - at fair value	$42,975	$-	$42,975	$58,029	$-	$58,029
Structured MBS - at fair value	2,742	-	2,742	2,759	-	2,759
Accrued interest on pledged securities	200	-	200	230	-	230
Cash	454	309	763	1,391	-	1,391
Total	$46,371	$309	$46,680	$62,409	$-	$62,409

Assets Pledged from Counterparties

The table below summarizes assets pledged to Bimini from counterparties under repurchase agreements as of December 31, 2022 and 2021. Cash received as margin is recognized in cash and cash equivalents with a corresponding amount recognized as an increase in repurchase agreements in the consolidated balance sheets.

($ in thousands)
Assets Pledged to Bimini	2022	2021
Cash	$148	$106
Total	$148	$106

NOTE 8. OFFSETTING ASSETS AND LIABILITIES

The Company’s repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its assets and liabilities subject to these arrangements on a gross basis. The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of December 31, 2022 and 2021.

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not Offset in the
			of Liabilities	Consolidated Balance Sheet
		Gross Amount	Presented	Financial
	Gross Amount	Offset in the	in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Posted as	Posted as	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
December 31, 2022
Repurchase Agreements	$43,818	$-	$43,818	$(43,364)	$(454)	$-
	$43,818	$-	$43,818	$(43,364)	$(454)	$-
December 31, 2021
Repurchase Agreements	$58,878	$-	$58,878	$(57,487)	$(1,391)	$-
	$58,878	$-	$58,878	$(57,487)	$(1,391)	$-

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

NOTE 9. LONG-TERM DEBT

Long-term debt at December 31, 2022 and 2021 is summarized as follows:

(in thousands)
	2022	2021
Junior subordinated debt	$26,804	$26,804
Note payable	612	635
Total	$27,416	$27,439

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

As of December 31, 2022 and 2021, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate. As of December 31, 2022, the interest rate was 8.27%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment to all present and future senior indebtedness. After June 30, 2023, an appropriate SOFR index will be used to determine the interest rate on the junior subordinated notes.

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

Paycheck Protection Plan Loan

On April 13, 2020, the Company received approximately $152,000 through the Paycheck Protection Program (“PPP”) of the CARES Act in the form of a low interest loan. The PPP loan had a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. The Small Business Administration notified the Company that, effective April 22, 2021, all principal and accrued interest under the PPP loan was forgiven.

The table below presents the future scheduled principal payments on the Company’s long-term debt.

(in thousands)
Year Ending December 31,	Amounts
2023	$24
2024	25
2025	26
2026	28
2027	29
Thereafter	27,284
Total	$27,416

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

There were no issuances of the Company's Class A Common Stock, Class B Common Stock or Class C Common Stock during the years ended December 31, 2022 and 2021.

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

On September 16, 2021, the Board authorized a share repurchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 (the “2021 Repurchase Plan”). Pursuant to the 2021 Repurchase Plan, the Company may purchase shares of its Class A Common Stock from time to time for an aggregate purchase price not to exceed $2.5 million. Share repurchases may be executed through various means, including, without limitation, open market transactions. The 2021 Repurchase Plan does not obligate the Company to purchase any shares, and it expires on September 16, 2023. The authorization for the 2021 Repurchase Plan may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. During the year ended December 31, 2022, the Company repurchased a total of 682,306 shares at an aggregate cost of approximately $1.1 million, including commissions and fees, for a weighted average price of $1.54 per share under the 2021 repurchase Plan. During the year ended December 31, 2021, the Company repurchased a total of 92,287 shares at an aggregate cost of approximately $0.2 million, including commissions and fees, for a weighted average price of $2.09 per share under the 2021 repurchase Plan.

The Inflation Reduction Act of 2022 signed into law during in August 2022 includes a provision for an excise tax equal to 1% of the fair market value of any stock repurchased by covered corporations during a taxable year, subject to certain limits and provisions. The excise tax is effective beginning in 2023.

Tender Offer

In July 2021, the Company completed a “modified Dutch auction” tender offer and paid an aggregate of $1.5 million, excluding fees and related expenses, to repurchase 812,879 shares of Bimini Capital’s Class A common stock at a price of $1.85 per share. The aggregate cost of the tender offer, including commissions and fees, was approximately $1.6 million.

NOTE 11. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.

On April 22, 2020, the Company received a demand for payment from Citigroup, Inc. in the amount of $33.1 million related to the indemnification provisions of various mortgage loan purchase agreements (“MLPA’s”) entered into between Citigroup Global Markets Realty Corp and Royal Palm Capital, LLC (f/k/a Opteum Financial Services, LLC) prior to the date Royal Palm’s mortgage origination operations ceased in 2007. In November 2021, Citigroup notified the Company of additional indemnity claims totaling $0.2 million. The demands are based on Royal Palm’s alleged breaches of certain representations and warranties in the related MLPA’s. The Company believes the demands are without merit and intends to defend against the demands vigorously. No provision or accrual has been recorded as of December 31, 2022.related to the Citigroup demands.

Management is not aware of any other significant reported or unreported contingencies at December 31, 2022.

NOTE 12. INCOME TAXES

In 2022, the Company recorded an income tax provision of $11.9 million, including a $12.2 million increase in the deferred tax asset valuation allowance, primarily as a result of management’s reassessment of the Company’s ability to utilize net operating losses (“NOLs”) and capital loss carryforwards to offset future taxable income. In 2021, the Company recorded an income tax benefit of $0.4 million, including a $2.2 million decrease in the deferred tax asset valuation allowance as a result of management’s reassessment of the Company’s ability to utilize NOLs and capital loss carryforwards to offset future taxable income.

The income tax benefit included in the consolidated statements of operations consists of the following for the years ended December 31, 2022 and 2021:

(in thousands)
	2022	2021
Current	$-	$-
Deferred	11,858	(368)
Income tax provision (benefit), net	$11,858	$(368)

The income tax provision differs from the amount computed by applying the federal income tax statutory rate of 21 percent on income or loss before income tax expense. A reconciliation for the years ended December 31, 2022 and 2021 is presented in the table below.

(in thousands)
	2022	2021
Federal tax benefit based on statutory rate applicable for each year	$(1,673)	$(19)
State income tax benefit	(344)	(8)
Non-deductible expenses	1,249	631
Increase (decrease) of deferred tax asset valuation allowance	12,188	(2,191)
Other	438	1,219
Income tax provision (benefit)	$11,858	$(368)

Deferred tax assets consisted of the following as of December 31, 2022 and 2021:

(in thousands)
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$56,278	$58,391
Orchid Island Capital, Inc. common stock	4,530	3,198
MBS unrealized losses and gains	1,118	582
Capital loss carryforwards	2,395	1,423
Management agreement	813	813
Other	16	413
	65,150	64,820
Valuation allowance	(41,972)	(29,784)
Net deferred tax assets	$23,178	$35,036

As of December 31, 2022 and 2021, the Company had federal NOL carryforwards of approximately $260.6 million and $267.7 million, respectively, and Florida NOL carryforwards of $35.5 million and $39.6 million, respectively. The NOL carryforwards can be used to offset future taxable income and will begin to expire in 2026.

In connection with Orchid’s 2013 IPO, Bimini Advisors paid for, and expensed for GAAP purposes, certain offering costs totaling approximately $3.2 million. For tax purposes, these offering costs created an intangible asset related to the Orchid management agreement with a tax basis of $3.2 million. The deferred tax asset related to the intangible asset at  December 31, 2022 and 2021 totaled $0.8 million and $0.8 million, respectively.

In assessing the realizability of deferred tax assets, management considers both positive and negative evidence whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of capital loss and NOL carryforwards is dependent upon the generation of future capital gains and taxable income in periods prior to their expiration. As of December 31, 2022, the valuation allowance recognized against the deferred tax asset is based on management’s estimated projections of future taxable income, and the projected ability to utilize the NOL carryforwards to offset that projected taxable income before the NOLs expire. Utilization of the NOLs is based on these estimates and the assumptions that management will be able to reinvest retained earnings in order to grow the MBS portfolio going forward and that market value will not be eroded due to adverse market conditions or hedging inefficiencies. With respect to the taxable income projections, management estimates the dividends expected to be received on its Orchid share holdings as well as the management fees and overhead sharing payments it will receive from Orchid. With respect to the MBS portfolio, management makes estimates of various metrics such as the yields on the assets it plans to acquire, its future funding and interest costs, future prepayment speeds and net interest margin, among others. Estimates were also made for other assets and expenses. Changes in the taxable income projections have a direct impact on the amount of the valuation allowance, and the impact in any reporting period may be significant. These estimates and assumptions may change from year to year to the extent Orchid’s book value changes, thus changing projected management fees and overhead sharing payments, and/or market conditions, including changes in interest rates, such that estimates with respect to the portfolio metrics warrant revisions.

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

NOTE 13. EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. The Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at December 31, 2022 and 2021.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at December 31, 2022 and 2021.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands, except per-share information)
	2022	2021
Basic and diluted EPS per Class A common share:
(Loss) income attributable to Class A common shares:
Basic and diluted	$(19,762)	$274
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	10,020	10,702
Effect of weighting	374	496
Weighted average shares-basic and diluted	10,394	11,198
(Loss) income per Class A common share:
Basic and diluted	$(1.90)	$0.02

(in thousands, except per-share information)
	2022	2021
Basic and diluted EPS per Class B common share:
(Loss) income attributable to Class B common shares:
Basic and diluted	$(61)	$1
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32
Effect of weighting	-	-
Weighted average shares-basic and diluted	32	32
(Loss) income per Class B common share:
Basic and diluted	$(1.90)	$0.02

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

MBS, Orchid common stock, retained interests and TBA securities were all recorded at fair value on a recurring basis during 2022 and 2021. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets. Retained interests have a recorded fair value of zero as of December 31, 2022 and 2021, as the prospect of future cash flows is uncertain. Any cash received from the retained interests is reflected as a gain in the consolidated statements of operations.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
December 31, 2022
Mortgage-backed securities	$45,893	$-	$45,893	$-
Orchid Island Capital, Inc. common stock	5,975	5,975	-	-
December 31, 2021
Mortgage-backed securities	$60,803	$-	$60,803	$-
Orchid Island Capital, Inc. common stock	11,679	11,679	-	-

During the years ended December 31, 2022 and 2021, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

NOTE 15. SEGMENT INFORMATION

The Company’s operations are classified into two reportable segments; the asset management segment and the investment portfolio segment.

The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. As discussed in Note 2, the revenues of the asset management segment consist of management fees and overhead reimbursements received pursuant to a management agreement with Orchid. Total revenue received under this management agreement for the years ended December 31, 2022 and 2021, were approximately $13.0 million and $9.8 million, respectively, accounting for approximately 80% and 70% of consolidated revenues, respectively.

The investment portfolio segment includes the investment activities conducted by Royal Palm. The investment portfolio segment receives revenue in the form of interest and dividend income on its investments.

Segment information for the years ended December 31, 2022 and 2021 is as follows:

(in thousands)
	Asset Management	Investment Portfolio	Corporate		Eliminations	Total
2022
Advisory services, external customers	$12,996	$-	$-		$-	$12,996
Advisory services, other operating segments(1)	115	-	-		(115)	-
Interest and dividend income	-	3,155	-		-	3,155
Interest expense	-	(715)	(1,416)	(2)	-	(2,131)
Net revenues	13,111	2,440	(1,416)		(115)	14,020
Other (expense) income	-	(12,212)	66	(3)	-	(12,146)
Operating expenses(4)	(7,805)	(2,034)	-		-	(9,839)
Intercompany expenses(1)	-	(115)	-		115	-
Income (loss) before income taxes	$5,306	$(11,921)	$(1,350)		$-	$(7,965)
Year end assets	$1,970	$77,483	$6,864		$-	$86,317

	Asset Management	Investment Portfolio	Corporate		Eliminations	Total
2021
Advisory services, external customers	$9,788	$-	$-		$-	$9,788
Advisory services, other operating segments(1)	147	-	-		(147)	-
Interest and dividend income	-	4,262	-		-	4,262
Interest expense	-	(116)	(997)	(2)	-	(1,113)
Net revenues	9,935	4,146	(997)		(147)	12,937
Other expense	-	(4,898)	154	(3)	-	(4,744)
Operating expenses(4)	(5,676)	(2,609)	-		-	(8,285)
Intercompany expenses(1)	-	(147)	-		147	-
Income (loss) before income taxes	$4,259	$(3,508)	$(843)		$-	$(92)
Year end assets	$1,901	$111,022	$9,162		$-	$122,085

(1)	Includes advisory services revenue received by Bimini Advisors from Royal Palm.
(2)	Includes interest on long-term debt.
(3)	Includes income recognized on the forgiveness of the PPP loan and gains (losses) on Eurodollar futures contracts entered into as a hedge on junior subordinated notes.
(4)	Corporate expenses are allocated based on each segment’s proportional share of total revenues.

NOTE 16. RELATED PARTY TRANSACTIONS

Other Relationships with Orchid

At December 31, 2022 and 2021, the Company owned  shares of Orchid common stock representing approximately 1.6% and 1.5%, respectively, of Orchid’s outstanding common stock, on such dates. During the years ended December 31, 2022 and 2021, the Company received dividends on this common stock investment of approximately $1.3 million and $2.0 million, respectively.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, the Company’s management believes that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.         Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 and not otherwise set forth below is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders, which the Company expects to file with the U.S. Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2022 (the "Proxy Statement").

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

10.2	First Amendment to Management Agreement dated as of April 1, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 3, 2014.
10.3	Second Amendment to Management Agreement dated as of June 30, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 3, 2014.
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

10.6

Agreement between the Company and Robert E. Cauley dated June 30, 2009, regarding compensation payable in connection with certain termination or change of control events, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 2, 2009.*

10.7

Agreement between the Company and G. Hunter Haas, IV dated June 30, 2009, regarding compensation payable in connection with certain termination or change of control events, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 2, 2009.*

21.1	Subsidiaries of the Registrant**
31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002**
31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002**
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002***
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002***

101.INS	Inline Instance Document****
101.SCH	Inline Taxonomy Extension Schema Document****
101.CAL	Inline Taxonomy Extension Calculation Linkbase Document****
101.DEF	Additional Inline Taxonomy Extension Definition Linkbase Document****
101.LAB	Inline Taxonomy Extension Label Linkbase Document****
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document****
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Management compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.
**	Filed herewith.
***	Furnished herewith
****	Submitted electronically herewith.

ITEM 16.         Form 10-K Summary.

The Company has elected not to provide summary information.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIMINI CAPITAL MANAGEMENT, INC.

Date: March 10, 2023	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: March 10, 2023	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2023.

Signature	Capacity

/s/ Robert E. Cauley
Robert E. Cauley	Director, Chairman of the Board and Chief Executive Officer

/s/ G. Hunter Haas, IV
G. Hunter Haas, IV	President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Robert J. Dwyer
Robert J. Dwyer	Director

/s/ Frank E. Jaumot
Frank E. Jaumot	Director