Form 10-Q
period 2023-03-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2023-05-12
CIK 1275477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	May 12, 2023	10,019,888
Class B Common Stock, $0.001 par value	May 12, 2023	31,938
Class C Common Stock, $0.001 par value	May 12, 2023	31,938

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2023	December 31, 2022
ASSETS:
Mortgage-backed securities, at fair value:
Pledged to counterparties	$45,468,172	$45,716,793
Unpledged	171,760	176,643
Total mortgage-backed securities	45,639,932	45,893,436
Cash and cash equivalents	4,655,242	6,010,799
Restricted cash	433,600	763,000
Orchid Island Capital, Inc. common stock, at fair value	6,106,132	5,975,248
Accrued interest receivable	199,702	204,018
Property and equipment, net	1,978,191	1,997,313
Deferred tax assets	22,838,634	23,178,243
Due from affiliates	1,229,257	1,130,713
Other assets	1,308,435	1,164,181
Total Assets	$84,389,125	$86,316,951

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$43,091,999	$43,817,999
Long-term debt	27,410,274	27,416,239
Accrued interest payable	202,025	194,629
Other liabilities	555,275	2,764,005
Total Liabilities	71,259,573	74,192,872

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 10,019,888 shares issued and outstanding as of March 31, 2023 and December 31, 2022	10,020	10,020
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding as of March 31, 2023 and December 31, 2022	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding as of March 31, 2023 and December 31, 2022	32	32
Additional paid-in capital	329,828,268	329,828,268
Accumulated deficit	(316,708,800)	(317,714,273)
Stockholders’ Equity	13,129,552	12,124,079
Total Liabilities and Stockholders' Equity	$84,389,125	$86,316,951

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022
Revenues:
Advisory services	$3,382,410	$3,075,362
Interest income	557,388	491,389
Dividend income from Orchid Island Capital, Inc. common stock	273,154	402,280
Total revenues	4,212,952	3,969,031
Interest expense
Repurchase agreements	(508,070)	(31,242)
Long-term debt	(546,135)	(256,066)
Net revenues	3,158,747	3,681,723

Other income (expense):
Unrealized gains (losses) on mortgage-backed securities	658,119	(3,114,204)
Unrealized gains (losses) on Orchid Island Capital Inc. common stock	130,884	(3,244,197)
Losses on derivative instruments	(273,875)	-
Other income	64	97
Total other income (expense)	515,192	(6,358,304)

Expenses:
Compensation and related benefits	1,363,696	1,343,956
Direct advisory services costs	453,046	208,258
Directors' fees and liability insurance	206,498	195,898
Audit, legal and other professional fees	129,230	144,689
Administrative and other expenses	176,387	132,678
Total expenses	2,328,857	2,025,479

Net income (loss) before income tax provision (benefit)	1,345,082	(4,702,060)
Income tax provision (benefit)	339,609	(1,222,476)

Net income (loss)	$1,005,473	$(3,479,584)

Basic and Diluted Net Income (Loss) Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$0.10	$(0.33)
CLASS B COMMON STOCK
Basic and Diluted	$0.10	$(0.33)
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	10,019,888	10,624,563
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Three Months Ended March 31, 2023 and 2022

	Stockholders' Equity
	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total
Balances, January 1, 2023	10,083,764	$10,084	$329,828,268	$(317,714,273)	$12,124,079
Net income	-	-	-	1,005,473	1,005,473
Balances, March 31, 2023	10,083,764	$10,084	$329,828,268	$(316,708,800)	$13,129,552

Balances, January 1, 2022	10,766,070	$10,766	$330,880,252	$(297,891,168)	$32,999,850
Net loss	-	-	-	(3,479,584)	(3,479,584)
Class A common shares repurchased and retired	(188,280)	(188)	(377,110)	-	(377,298)
Balances, March 31, 2022	10,577,790	$10,578	$330,503,142	$(301,370,752)	$29,142,968

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31, 2023 and 2022

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,005,473	$(3,479,584)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	19,122	17,312
Deferred income tax provision (benefit)	339,609	(1,222,476)
Unrealized (gains) losses on mortgage-backed securities	(658,119)	3,114,204
Unrealized (gains) losses on Orchid Island Capital, Inc. common stock	(130,884)	3,244,197
Changes in operating assets and liabilities:
Accrued interest receivable	4,316	15,392
Due from affiliates	(98,544)	(3,453)
Other assets	(144,254)	84,288
Accrued interest payable	7,396	16,187
Other liabilities	(2,208,730)	(2,164,072)
NET CASH USED IN OPERATING ACTIVITIES	(1,864,615)	(378,005)

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Principal repayments	911,623	3,009,738
Purchases of property and equipment	-	(13,976)
NET CASH PROVIDED BY INVESTING ACTIVITIES	911,623	2,995,762

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	102,283,000	102,465,690
Principal repayments on repurchase agreements	(103,009,000)	(106,529,000)
Principal repayments on long-term debt	(5,965)	(5,686)
Class A common shares repurchased and retired	-	(377,298)
NET CASH USED IN FINANCING ACTIVITIES	(731,965)	(4,446,294)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,684,957)	(1,828,537)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	6,773,799	9,812,410
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$5,088,842	$7,983,873

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$1,046,809	$271,121

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2023

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending  December 31, 2023.

The consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Variable Interest Entities (“VIEs”)

A variable interest entity ("VIE") is consolidated by an enterprise if it is deemed the primary beneficiary of the VIE. The Company obtains interests in VIEs through its investments in mortgage-backed securities. The interests in these VIEs are passive in nature and are not expected to result in the Company obtaining a controlling financial interest in these VIEs in the future. As a result, the Company does not consolidate these VIEs and accounts for the interest in these VIEs as mortgage-backed securities. See Note 3 for additional information regarding the Company’s investments in mortgage-backed securities. The maximum exposure to loss for these VIEs is the carrying value of the mortgage-backed securities. Bimini Capital has a common share investment in a trust used in connection with the issuance of Bimini Capital's junior subordinated notes, see Note 7.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase. Restricted cash includes cash pledged as collateral for repurchase agreements and derivative instruments. The following table presents the Company’s cash, cash equivalents and restricted cash as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$4,655,242	$6,010,799
Restricted cash	433,600	763,000
Total cash, cash equivalents and restricted cash	$5,088,842	$6,773,799

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

Mortgage-Backed Securities

The Company invests primarily in mortgage pass-through (“PT”) mortgage-backed securities issued by Freddie Mac, Fannie Mae or Ginnie Mae (“MBS”), collateralized mortgage obligations (“CMOs”), interest-only (“IO”) securities and inverse interest-only (“IIO”) securities representing interest in or obligations backed by pools of mortgage-backed loans. The Company refers to MBS and CMOs as PT MBS and IO and IIO securities as structured MBS. The Company has elected to account for its investment in MBS under the fair value option. Electing the fair value option requires the Company to record changes in fair value in the consolidated statement of operations, which, in management’s view, more appropriately reflects the results of the Company’s operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed.

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

Derivative Financial Instruments

The Company has historically used derivative instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The principal instruments that the Company has used are interest rate futures contracts, and “to-be-announced” (“TBA”) securities transactions. The Company accounts for TBA securities as derivative instruments. Other types of derivative instruments may be used in the future. Gains and losses associated with derivative transactions are reported in gain (loss) on derivative instruments in the accompanying consolidated statements of operations.

During the three months ended March 31, 2023, the Company only held T-Note futures contracts. The Company recorded losses of approximately $0.3 million on these instruments during three months ended March 31, 2023.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, repurchase agreements, accrued interest payable and other liabilities generally approximates their carrying value as Level 2 assets under the fair value hierarchy as of March 31, 2023 and December 31, 2022, due to the short-term nature of these financial instruments.

The fair value of the Company’s junior subordinated debt approximates its carrying value. The carrying value is a reasonable estimate of fair value since the instrument carries a floating rate that resets frequently. Further information regarding this instrument is presented in Note 7 to the consolidated financial statements.

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

On April 1, 2022, pursuant to the third amendment to the management agreement entered into on November 16, 2021, the Company began providing certain repurchase agreement trading, clearing and administrative services to Orchid that had been previously provided by a third party. In consideration for such services, Orchid will pay the following fees to the Company:

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

Orchid is obligated to reimburse Bimini Advisors for any direct expenses incurred on its behalf and to pay to Bimini Advisors an amount equal to Orchid's pro rata portion of certain overhead costs set forth in the management agreement. Orchid is required to pay Bimini Advisors by the 15th day of the month following the month the services are performed. The management agreement has been renewed through February 20, 2024 and provides for automatic one-year extension options thereafter. Should Orchid terminate the management agreement without cause, it will be obligated to pay Bimini Advisors a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the applicable renewal term.

The following table summarizes the advisory services revenue from Orchid for the three months ended March 31, 2023 and 2022.

(in thousands)
	Three Months Ended March 31,
	2023	2022
Management fee	$2,641	$2,634
Allocated overhead	576	441
Repurchase, Clearing and Administrative Fee	165	-
Total	$3,382	$3,075

At March 31, 2023 and December 31, 2022, the net amount due from Orchid was approximately $1.2 million and $1.1 million, respectively.

NOTE 3. MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of March 31, 2023 and December 31, 2022:

(in thousands)
	March 31, 2023	December 31, 2022
Fixed-rate MBS	$42,849	$42,974
Structured MBS	2,791	2,919
Total	$45,640	$45,893

NOTE 4. REPURCHASE AGREEMENTS

The Company pledges certain of its MBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of March 31, 2023, the Company had met all margin call requirements.

As of March 31, 2023 and December 31, 2022, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
March 31, 2023
Fair value of securities pledged, including accrued interest receivable	$-	$45,665	$-	$-	$45,665
Repurchase agreement liabilities associated with these securities	$-	$43,092	$-	$-	$43,092
Net weighted average borrowing rate	-	4.87%	-	-	4.87%
December 31, 2022
Fair value of securities pledged, including accrued interest receivable	$-	$42,553	$3,364	$-	$45,917
Repurchase agreement liabilities associated with these securities	$-	$40,492	$3,326	$-	$43,818
Net weighted average borrowing rate	-	4.50%	4.29%	-	4.48%

In addition, cash pledged to counterparties for repurchase agreements was approximately $0.1 million and $0.5 million as of March 31, 2023 and December 31, 2022, respectively.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any. At  March 31, 2023 and December 31, 2022, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $2.6 million and $2.5 million, respectively. As of March 31, 2023 and December 31, 2022, the Company did not have an amount at risk with any individual counterparty greater than 10% of the Company’s equity.

NOTE 5. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes Bimini’s assets pledged as collateral under its repurchase agreements and derivative agreements as of March 31, 2023 and December 31, 2022.

($ in thousands)
	March 31, 2023			December 31, 2022
	Repurchase	Derivative		Repurchase	Derivative
	Agreements	Agreements	Total	Agreements	Agreements	Total
PT MBS - at fair value	$42,849	$-	$42,849	$42,975	$-	$42,975
Structured MBS - at fair value	2,619	-	2,619	2,742	-	2,742
Accrued interest on pledged securities	197	-	197	200	-	200
Restricted cash	102	332	434	454	309	763
Total	$45,767	$332	$46,099	$46,371	$309	$46,680

Assets Pledged from Counterparties

The table below summarizes cash pledged to Bimini from counterparties under repurchase agreements as of March 31, 2023 and December 31, 2022. Cash received as margin is recognized in cash and cash equivalents with a corresponding amount recognized as an increase in repurchase agreements in the consolidated balance sheets.

($ in thousands)
Assets Pledged to Bimini	March 31, 2023	December 31, 2022
Cash	$592	$148
Total	$592	$148

NOTE 6. OFFSETTING ASSETS AND LIABILITIES

The Company’s derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of March 31, 2023 and December 31, 2022.

(in thousands)
Offsetting of Liabilities
				Gross Amount Not Offset in the
			Net Amount	Consolidated Balance Sheet
		Gross Amount	of Liabilities	Financial
	Gross Amount	Offset in the	Presented in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Posted as	Posted as	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
March 31, 2023
Repurchase Agreements	$43,092	$-	$43,092	$(42,990)	$(102)	$-
	$43,092	$-	$43,092	$(42,990)	$(102)	$-
December 31, 2022
Repurchase Agreements	$43,818	$-	$43,818	$(43,364)	$(454)	$-
	$43,818	$-	$43,818	$(43,364)	$(454)	$-

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

NOTE 7. LONG-TERM DEBT

Long-term debt at March 31, 2023 and December 31, 2022 is summarized as follows:

(in thousands)
	March 31, 2023	December 31, 2022
Junior subordinated debt	$26,804	$26,804
Secured note payable	606	612
Total	$27,410	$27,416

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

As of March 31, 2023 and December 31, 2022, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate. As of March 31, 2023, the interest rate was 8.37%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment to all present and future senior indebtedness. After June 30, 2023, the interest rate on the junior subordinated notes will be determined based on SOFR. The Company does not expect this transition to have a material impact on its accounting and disclosures.

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

The table below presents the future scheduled principal payments on the Company’s long-term debt.

(in thousands)
Last nine months of 2023	$17
For the years ended:
2024	25
2025	26
2026	28
2027	29
After 2027	27,285
Total	$27,410

NOTE 8. COMMON STOCK

There were no issuances of Bimini Capital's Class A Common Stock, Class B Common Stock or Class C Common Stock during the three months ended March 31, 2023 and 2022.

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

In April 2020 and November 2021, the Company received demands for payment from Citigroup, Inc. in the total amount of $33.3 million related to the indemnification provisions of various mortgage loan purchase agreements entered into prior to the date Royal Palm’s mortgage origination operations ceased in 2007. The Company believes the demands are without merit and intends to defend against the demands vigorously if pursued by Citigroup. No provision or accrual has been recorded related to the Citigroup demands.

Management is not aware of any other significant reported or unreported contingencies at March 31, 2023.

NOTE 10. INCOME TAXES

The total income tax provision (benefit) recorded for the three months ended March 31, 2023 and 2022 was $0.3 million and $(1.2) million, respectively, on consolidated pre-tax book income (loss) of $1.3 million and $(4.7) million in the three months ended March 31, 2023 and 2022, respectively.

The Company’s tax provision is based on a projected effective rate based on annualized amounts applied to actual income to date and includes the expected realization of a portion of the tax benefits of federal and state net operating losses carryforwards (“NOLs”). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of capital loss and NOL carryforwards is dependent upon the generation of future capital gains and taxable income in periods prior to their expiration. The Company currently provides a valuation allowance against a portion of the NOLs since the Company believes that it is more likely than not that some of the benefits will not be realized in the future. The Company will continue to assess the need for, and the amount of, the valuation allowance at each reporting date.

NOTE 11. EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. The Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at March 31, 2023 and 2022.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at March 31, 2023 and 2022.

The table below reconciles the numerator and denominator of EPS for the three months ended March 31, 2023 and 2022.

(in thousands, except per-share information)
	Three Months Ended March 31,
	2023	2022
Basic and diluted EPS per Class A common share:
Income (loss) attributable to Class A common shares:
Basic and diluted	$1,002	$(3,470)
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	10,020	10,514
Effect of weighting	-	111
Weighted average shares-basic and diluted	10,020	10,625
Income (loss) per Class A common share:
Basic and diluted	$0.10	$(0.33)

(in thousands, except per-share information)
	Three Months Ended March 31,
	2023	2022
Basic and diluted EPS per Class B common share:
Income (loss) attributable to Class B common shares:
Basic and diluted	$3	$(10)
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32
Weighted average shares-basic and diluted	32	32
Income (loss) per Class B common share:
Basic and diluted	$0.10	$(0.33)

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

MBS, Orchid common stock, retained interests and TBA securities were all recorded at fair value on a recurring basis during the three months ended March 31, 2023 and 2022. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

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

The Company’s futures contracts are Level 1 valuations, as they are exchange-traded instruments and quoted market prices are readily available. Futures contracts are settled daily. The Company’s interest rate swaps and interest rate swaptions are Level 2 valuations. The fair value of interest rate swaps is determined using a discounted cash flow approach using forward market interest rates and discount rates, which are observable inputs. The fair value of interest rate swaptions is determined using an option pricing model. Retained interests have a recorded fair value of zero as of March 31, 2023 and December 31, 2022, as the prospect of future cash flows is uncertain based on a Level 3 valuation analysis. Any cash received from the retained interests is reflected as a gain in the consolidated statements of operations.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
March 31, 2023
Mortgage-backed securities	$45,640	$-	$45,640	$-
Orchid Island Capital, Inc. common stock	6,106	6,106	-	-
December 31, 2022
Mortgage-backed securities	$45,893	$-	$45,893	$-
Orchid Island Capital, Inc. common stock	5,975	5,975	-	-

During the three months ended March 31, 2023 and 2022, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

NOTE 13. SEGMENT INFORMATION

The Company’s operations are classified into two principal reportable segments: the asset management segment and the investment portfolio segment.

The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. As discussed in Note 2, the revenues of the asset management segment consist of management fees and overhead reimbursements received pursuant to a management agreement with Orchid. Total revenues received under this management agreement for the three months ended March 31, 2023 and 2022, were approximately $3.4 million and $3.1 million, respectively, accounting for approximately 80% and 77% of consolidated revenues, respectively.

The investment portfolio segment includes the investment activities conducted by Royal Palm. The investment portfolio segment receives revenue in the form of interest and dividend income on its investments.

Segment information for the three months ended  March 31, 2023 and 2022 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2023
Advisory services, external customers	$3,382	$-	$-	$-	$3,382
Advisory services, other operating segments(1)	27	-	-	(27)	-
Interest and dividend income	-	831	-	-	831
Interest expense(2)	-	(508)	(546)	-	(1,054)
Net revenues	3,409	323	(546)	(27)	3,159
Other revenue	-	515	-	-	515
Operating expenses(3)	(1,837)	(492)	-	-	(2,329)
Intercompany expenses(1)	-	(27)	-	27	-
Income (loss) before income taxes	$1,572	$319	$(546)	$-	$1,345

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2022
Advisory services, external customers	$3,075	$-	$-	$-	$3,075
Advisory services, other operating segments(1)	30	-	-	(30)	-
Interest and dividend income	-	894	-	-	894
Interest expense(2)	-	(31)	(256)	-	(287)
Net revenues	3,105	863	(256)	(30)	3,682
Other revenue (expenses)	-	(6,358)	-	-	(6,358)
Operating expenses(3)	(1,543)	(483)	-	-	(2,026)
Intercompany expenses(1)	-	(30)	-	30	-
Income (loss) before income taxes	$1,562	$(6,008)	$(256)	$-	$(4,702)

(1)	Includes fees paid by Royal Palm to Bimini Advisors for advisory services.
(2)	Includes interest on repurchase agreements in the Investment Portfolio column and long-term debt in the Corporate column.
(3)	Corporate expenses are allocated based on each segment’s proportional share of total revenues.

Assets in each reportable segment as of March 31, 2023 and December 31, 2022 were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
March 31, 2023	$2,228	$75,309	6,852	$84,389
December 31, 2022	1,970	77,483	6,864	86,317

NOTE 14. RELATED PARTY TRANSACTIONS

Relationships with Orchid

At both March 31, 2023 and December 31, 2022, the Company owned 569,071 shares of Orchid common stock, representing approximately 1.5% and 1.6%, respectively, of Orchid’s outstanding common stock on such dates. The Company received dividends on this common stock investment of approximately $0.3 million and $0.4 million during the three months ended March 31, 2023 and 2022, respectively.

Robert Cauley, the Chief Executive Officer and Chairman of the Board of Directors of the Company, also serves as Chief Executive Officer and Chairman of the Board of Directors of Orchid, is eligible to receive compensation from Orchid, and owns shares of common stock of Orchid. In addition, Hunter Haas, the Chief Financial Officer, Chief Investment Officer and Treasurer of the Company, also serves as Chief Financial Officer, Chief Investment Officer and Secretary of Orchid, is a member of Orchid’s Board of Directors, receives compensation from Orchid, and owns shares of common stock of Orchid. Robert J. Dwyer and Frank E. Jaumot, who are the Company's independent directors, each own shares of common stock of Orchid.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included in Item 1 of this Form 10-Q. The discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. As a result of many factors, such as those set forth under “Risk Factors” in our most recent Annual Report on Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

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

Stock Repurchase Plan

On September 16, 2021, the Board authorized a share repurchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 (the “2021 Repurchase Plan”). Pursuant to the 2021 Repurchase Plan, we may purchase shares of our Class A Common Stock from time to time for an aggregate purchase price not to exceed $2.5 million. Share repurchases may be executed through various means, including, without limitation, open market transactions. The 2021 Repurchase Plan does not obligate the Company to purchase any shares, and it expires on September 16, 2023. The authorization for the 2021 Repurchase Plan may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. From the commencement of the 2021 Repurchase Plan, through March 31, 2023, we repurchased a total of 774,593 shares at an aggregate cost of approximately $1.2 million, including commissions and fees, for a weighted average price of $1.61 per share.

The Inflation Reduction Act of 2022, signed into law in August 2022, includes a provision for an excise tax equal to 1% of the fair market value of any stock repurchased by covered corporations during a taxable year, subject to certain limits and other provisions. The excise tax is effective beginning in 2023. While we may complete transactions subject to the new excise tax, we do not expect this tax to have a material impact to our financial condition or result of operations.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

●	interest rate trends;
●	increases in our cost of funds resulting from increases in the Federal Funds rate that are controlled by the Fed that occurred in 2022 and continue into 2023;
●	the difference between Agency MBS yields and our funding and hedging costs;
●	competition for, and supply of, investments in Agency MBS;
●

actions taken by the U.S. government, including the presidential administration, the U.S. Federal Reserve (the “Fed”), the Federal Open Market Committee (the “FOMC”), the Federal Housing Finance Agency (the “FHFA”) and the U.S. Treasury;

●	prepayment rates on mortgages underlying our Agency MBS, and credit trends insofar as they affect prepayment rates;
●	the equity markets and the ability of Orchid to raise additional capital;
●	geo-political events that affect the U.S. and international economies; and
●	other market developments.

In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These factors include:

●	our degree of leverage;
●	our access to funding and borrowing capacity;
●	our borrowing costs;
●	our hedging activities;
●	the market value of our investments;
●	the requirements to qualify for a registration exemption under the Investment Company Act;
●	our ability to use net operating loss carryforwards and other tax attributes to reduce our taxable income;
●	the impact of possible future changes in tax laws or tax rates;
●	our ability to manage the portfolio of Orchid and maintain our role as manager; and
●	the financial performance of Orchid and resulting changes in Orchid’s shareholders equity, the carrying value of our investment, dividend income and our advisory services revenue.

Results of Operations

Described below are the Company’s results of operations for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Net Income (Loss) Summary

Consolidated net income for the three months ended March 31, 2023 was $1.0 million, or $0.10 basic and diluted loss per share of Class A Common Stock, as compared to a consolidated net loss of $3.5 million, or $0.33 basic and diluted income per share of Class A Common Stock, for the three months ended March 31, 2022.

The components of net income (loss) for the three months ended March 31, 2023 and 2022, along with the changes in those components are presented in the table below.

(in thousands)
	Three Months Ended March 31,
	2023	2022	Change
Advisory services revenues	$3,382	$3,075	$307
Interest and dividend income	831	894	(63)
Interest expense	(1,054)	(287)	(767)
Net revenues	3,159	3,682	(523)
Other revenue (expense)	515	(6,358)	6,873
Expenses	(2,329)	(2,025)	(304)
Net income (loss) before income tax provision (benefit)	1,345	(4,701)	6,046
Income tax provision (benefit)	340	(1,221)	1,561
Net income (loss)	$1,005	$(3,480)	$4,485

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

The tables below present a reconciliation of the adjustments discussed above to interest expense shown for each period relative to our derivative instruments, and the consolidated statements of operations line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for each quarter in 2023 and 2022.

Gains (Losses) on Derivative Instruments

(in thousands)
	Attributed to Current Period (Non-GAAP)			Attributed to Future Periods (Non-GAAP)
	Repurchase	Long-Term		Repurchase	Long-Term		Statement of
Three Months Ended	Agreements	Debt	Total	Agreements	Debt	Total	Operations
March 31, 2023	$(33)	$-	$(33)	$(241)	$-	$(241)	$(274)
December 31, 2022	(185)	(48)	(233)	192	48	240	7
September 30, 2022	(184)	(48)	(232)	1,028	48	1,076	844
June 30, 2022	(186)	(48)	(234)	136	48	184	(50)
March 31, 2022	(185)	(48)	(233)	185	48	233	-

Economic Net Portfolio Interest Income

(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
March 31, 2023	$557	$508	$33	$541	$49	$16
December 31, 2022	534	401	185	586	133	(52)
September 30, 2022	445	210	184	394	235	51
June 30, 2022	392	73	186	259	319	133
March 31, 2022	491	31	185	216	460	275

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income

(in thousands)
	Net Portfolio		Interest Expense on Long-Term Debt
	Interest Income			Effect of		Net Interest Income (Loss)
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
March 31, 2023	$49	$16	$546	$-	$546	$(497)	$(530)
December 31, 2022	133	(52)	477	48	525	(344)	(577)
September 30, 2022	235	51	379	48	427	(144)	(376)
June 30, 2022	319	133	304	48	352	15	(219)
March 31, 2022	460	275	256	48	304	204	(29)

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Reflects the effect of derivative instrument hedges for only the period presented.
(3)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(4)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Segment Information

We have two operating segments. The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. The investment portfolio segment includes the investment activities conducted by Royal Palm.

Segment information for the three months ended March 31, 2023 and 2022 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2023
Advisory services, external customers	$3,382	$-	$-	$-	$3,382
Advisory services, other operating segments(1)	27	-	-	(27)	-
Interest and dividend income	-	831	-	-	831
Interest expense(2)	-	(508)	(546)	-	(1,054)
Net revenues	3,409	323	(546)	(27)	3,159
Other revenue	-	515	-	-	515
Operating expenses(3)	(1,837)	(492)	-	-	(2,329)
Intercompany expenses(1)	-	(27)	-	27	-
Income (loss) before income taxes	$1,572	$319	$(546)	$-	$1,345

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2022
Advisory services, external customers	$3,075	$-	$-	$-	$3,075
Advisory services, other operating segments(1)	30	-	-	(30)	-
Interest and dividend income	-	894	-	-	894
Interest expense(2)	-	(31)	(256)	-	(287)
Net revenues	3,105	863	(256)	(30)	3,682
Other revenue (expenses)	-	(6,358)	-	-	(6,358)
Operating expenses(3)	(1,543)	(483)	-	-	(2,026)
Intercompany expenses(1)	-	(30)	-	30	-
Income (loss) before income taxes	$1,562	$(6,008)	$(256)	$-	$(4,702)

(1)	Includes advisory services revenue received by Bimini Advisors from Royal Palm.
(2)	Includes interest expense on repurchase agreements in the Investment Portfolio column and long-term debt in the Corporate column.
(3)	Corporate expenses are allocated based on each segment’s proportional share of total revenues.

Assets in each reportable segment were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
March 31, 2023	$2,228	$75,309	6,852	$84,389
December 31, 2022	1,970	77,483	6,864	86,317

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

In addition, Orchid is obligated to reimburse us for any direct expenses incurred on its behalf and to pay to us an amount equal to Orchid's pro rata portion of certain overhead costs set forth in the management agreement. The management agreement has been renewed through February 2024 and provides for automatic one-year extension options. Should Orchid terminate the management agreement without cause, it will be obligated to pay to us a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the applicable renewal term.

The following table summarizes the advisory services revenue received from Orchid in each quarter during 2023 and 2022.

(in thousands)
			Advisory Services
					Repurchase,
	Average	Average			Clearing and
	Orchid	Orchid	Management	Overhead	Administrative
Three Months Ended	MBS	Equity	Fee	Allocation	Fees	Total
March 31, 2023	$3,769,954	$865,722	$2,641	$576	$165	$3,382
December 31, 2022	3,370,608	823,516	2,566	560	150	3,276
September 30, 2022	3,571,037	839,935	2,616	522	174	3,312
June 30, 2022	4,260,727	866,539	2,631	519	183	3,333
March 31, 2022	5,545,844	853,577	2,634	441	-	3,075

Investment Portfolio Segment

Net Portfolio Interest Income

We define net portfolio interest income as interest income on MBS less interest expense on repurchase agreement funding. During the three months ended March 31, 2023, we generated $49,000 of net portfolio interest income, consisting of $557,000 of interest income from MBS assets offset by $508,000 of interest expense on repurchase liabilities. For the comparable period ended March 31, 2022, we generated $460,000 of net portfolio interest income, consisting of $491,000 of interest income from MBS assets offset by $31,000 of interest expense on repurchase liabilities. The $66,000 increase in interest income was due to a 147 basis point ("bp") increase in yields, which was partially offset by a $12.0 million decrease in average MBS holdings. There was a $477,000 increase in interest expense for the three months ended March 31, 2023 that was due to a 446 bp increase in cost of funds which was partially offset by a $13.4 million decrease in average repurchase liabilities.

Our economic interest expense on repurchase liabilities for the three months ended March 31, 2023 and 2022 was $541,000 and $216,000, respectively, resulting in $16,000 and $275,000 of economic net portfolio interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for the three months ended March 31, 2023 and 2022 and each quarter in 2023 and 2022 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Held(1)	Income	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
March 31, 2023	$45,767	$557	4.87%	$43,455	$508	$541	4.68%	4.98%
December 31, 2022	45,081	534	4.74%	43,656	401	586	3.68%	5.37%
September 30, 2022	41,402	445	4.30%	40,210	210	394	2.09%	3.92%
June 30, 2022	46,607	392	3.36%	45,870	73	259	0.63%	2.25%
March 31, 2022	57,741	491	3.40%	56,846	31	216	0.22%	1.52%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(2)	Basis	Basis(4)
March 31, 2023	$49	$16	0.19%	(0.11)%
December 31, 2022	133	(52)	1.06%	(0.63)%
September 30, 2022	235	51	2.21%	0.38%
June 30, 2022	319	133	2.73%	1.11%
March 31, 2022	460	275	3.18%	1.88%

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

Interest Income and Average Earning Asset Yield

Our interest income was approximately $557,000 for the three months ended March 31, 2023 and $491,000 for the three months ended March 31, 2022. Average MBS holdings were $45.8 million and $57.7 million for the three months ended March 31, 2023 and 2022, respectively. The $66,000 increase in interest income was due to a 147 bp increase in yields, which was partially offset by a $12.0 million decrease in average MBS holdings.

The tables below present the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and PT MBS, for the three months ended March 31, 2023 and 2022, and for each quarter during 2023 and 2022.

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Three Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
March 31, 2023	$42,912	$2,855	$45,767	$500	$57	$557	4.66%	8.09%	4.87%
December 31, 2022	42,125	2,956	45,081	473	61	534	4.49%	8.31%	4.74%
September 30, 2022	38,384	3,018	41,402	383	62	445	3.99%	8.17%	4.30%
June 30, 2022	43,568	3,039	46,607	333	59	392	3.06%	7.75%	3.36%
March 31, 2022	54,836	2,905	57,741	472	19	491	3.45%	2.61%	3.40%

Interest Expense on Repurchase Agreements and the Cost of Funds

Our average outstanding balances under repurchase agreements were $43.5 million and $56.9 million, generating interest expense of approximately $508,000 and $31,000 for the three months ended March 31, 2023 and 2022, respectively. Our average cost of funds was 4.68% and 0.22% for three months ended March 31, 2023 and 2022, respectively.  There was a 446 bp increase in the average cost of funds and a $13.4 million decrease in average outstanding repurchase agreements during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Our economic interest expense was $541,000 and $216,000 for the three months ended March 31, 2023 and 2022, respectively. There was a 346 bp increase in the average economic cost of funds to 4.98% for the three months ended March 31, 2023 from 1.52% for the three months ended March 31, 2022. The $325,000 increase in economic interest expense was due to the $13.4 million decrease in average outstanding repurchase agreements, combined with the increase in economic cost of funds during the three months ended March 31, 2023.

Because all of our repurchase agreements are short-term, changes in market rates have a more immediate impact on our interest expense. Our average cost of funds calculated on a GAAP basis was 5 bps above the average one-month SOFR and 59 bps above the average six-month SOFR for the quarter ended March 31, 2023. Our average economic cost of funds was 35 bps above the average one-month SOFR and 89 bps above the average six-month SOFR for the quarter ended March 31, 2023. The average term to maturity of the outstanding repurchase agreements was 15 days at both December 31, 2022 and March 31, 2023.

The tables below present the average outstanding balances under our repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month SOFR rates for the three months ended March 31, 2023 and 2022, and for each quarter in 2023 and 2022, on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Agreements	Basis	Basis	Basis	Basis
March 31, 2023	$43,455	$508	$541	4.68%	4.98%
December 31, 2022	43,656	401	586	3.68%	5.37%
September 30, 2022	40,210	210	394	2.09%	3.92%
June 30, 2022	45,870	73	259	0.63%	2.25%
March 31, 2022	56,846	31	216	0.22%	1.52%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average SOFR		One-Month	Six-Month	One-Month	Six-Month
Three Months Ended	One-Month	Six-Month	SOFR	SOFR	SOFR	SOFR
March 31, 2023	4.63%	4.09%	0.05%	0.59%	0.35%	0.89%
December 31, 2022	4.06%	2.89%	(0.38)%	0.79%	1.31%	2.48%
September 30, 2022	2.47%	1.43%	(0.38)%	0.66%	1.45%	2.49%
June 30, 2022	1.09%	0.39%	(0.46)%	0.24%	1.16%	1.86%
March 31, 2022	0.16%	0.07%	0.06%	0.15%	1.36%	1.45%

Dividend Income from Orchid

During the three months ended March 31, 2023 and 2022, we owned 569,071  and 519,071 shares of Orchid common stock, respectively. Orchid paid total dividends of $0.480 and $0.775 per share during the three months ended March 31, 2023 and 2022, respectively, resulting in dividend income on this common stock investment of approximately $0.3 million and 0.4 million, respectively.

Long-Term Debt

Junior Subordinated Debt

Interest expense on our junior subordinated debt securities was $0.5 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. The average rate of interest paid for the three months ended March 31, 2023 was 8.29% compared to 3.82% for the comparable period in 2022.

The junior subordinated debt securities pay interest at a floating rate. The rate is adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date. As of March 31, 2023, the interest rate was 8.37%. After June 30, 2023, the interest rate on the junior subordinated notes will be determined based on SOFR.

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

Gains or Losses and Other Income

The table below presents our gains or losses and other income for the three months ended March 31, 2023 and 2022.

(in thousands)
	Three Months Ended March 31,
	2023	2022	Change
Unrealized gains (losses) on MBS	$658	$(3,114)	$3,772
Losses on derivative instruments	(274)	-	(274)
Unrealized gains (losses) on Orchid Island Capital, Inc. common stock	131	(3,244)	$3,375

We invest in MBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from trading in these securities. However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the three months ended March 31, 2023 and March 31, 2022, we did not sell any MBS.

The fair value of our MBS portfolio and derivative instruments, and the gains (losses) reported on those financial instruments, are driven by changes in yields and interest rates, the spreads that MBS trade relative to comparable duration U.S. Treasuries or swaps, as well as varying levels of demand for MBS. The table below presents historical interest rate data as of the end of quarter during 2023 and 2022

The fair value of our MBS portfolio and derivative instruments, and the gains (losses) reported on those financial instruments, are driven in part by changes in yields and interest rates, the spreads that MBS trade relative to comparable duration U.S. Treasuries or swaps, as well as varying levels of demand for MBS, which affect the pricing of the securities in our portfolio. The unrealized gains and losses on MBS may also include the premium lost as a result of prepayments on the underlying mortgages, decreasing unrealized gains or increasing unrealized losses as prepayment speeds or premiums increase. To the extent MBS are carried at a discount to par, unrealized gains or losses on MBS would also include discount accreted as a result of prepayments on the underlying mortgages, increasing unrealized gains or decreasing unrealized losses as speeds on discounts increase. Gains and losses on interest rate futures contracts are affected by changes in implied forward rates during the reporting period. The table below presents historical interest rate data for each quarter end during 2023 to date and 2022.

	5 Year	10 Year	15 Year	30 Year	Three
	U.S. Treasury	U.S. Treasury	Fixed-Rate	Fixed-Rate	Month
	Rate(1)	Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	SOFR(3)
March 31, 2023	3.61%	3.49%	5.56%	6.32%	4.51%
December 31, 2022	4.00%	3.88%	5.68%	6.42%	3.62%
September 30, 2022	4.04%	3.80%	5.96%	6.70%	2.13%
June 30, 2022	3.00%	2.97%	4.83%	5.70%	0.70%
March 31, 2022	2.42%	2.33%	3.83%	4.67%	0.09%

(1)	Historical 5 Year and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 15 Year and 30 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical SOFR is obtained from the Federal Reserve Bank of New York.

Operating Expenses

For the three months ended March 31, 2023, our total operating expenses were approximately $2.3 million, compared to approximately $2.0 million for the three months ended March 31, 2022. The table below presents a breakdown of operating expenses for the three months ended March 31, 2023 and 2022.

(in thousands)
	Three Months Ended March 31,
	2023	2022	Change
Compensation and related benefits	$1,364	$1,344	$20
Direct advisory services costs	453	208	245
Legal fees	18	35	(17)
Accounting, auditing and other professional fees	111	110	1
Directors’ fees and liability insurance	206	196	10
Administrative and other expenses	176	133	43
	$2,328	$2,026	$302

Beginning with the second quarter of 2022, Bimini began providing certain repurchase agreement trading, clearing and administrative services to Orchid. Providing these services required Bimini to increase staffing and other resources, causing an increase in direct advisory services costs of approximately $255,000 for the three month period ended March 31, 2023, as compared to the three months ended March 31, 2022.

Income Tax Provision

We recorded an income tax provision (benefit) for the three months ended March 31, 2023 and 2022 of approximately $0.3 million and $(1.2) million, respectively, on consolidated pre-tax book income (loss) of $1.4 million and $(4.7) million, respectively.

Financial Condition:

Mortgage-Backed Securities

As of March 31, 2023, our MBS portfolio consisted of $45.6 million of agency or government MBS at fair value and had a weighted average coupon of 3.67%. During the three months ended March 31, 2023, we received principal repayments of $0.9 million compared to $3.0 million for the comparable period ended March 31, 2022. The average prepayment speeds for the quarters ended March 31, 2023 and 2022 were 5.0% and 20.9%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
March 31, 2023	2.4	10.3	5.0
December 31, 2022	8.2	8.4	8.3
September 30, 2022	13.1	7.5	10.8
June 30, 2022	17.2	22.9	20.0
March 31, 2022	18.5	25.6	20.9

The following tables summarize certain characteristics of our PT MBS and structured MBS as of March 31, 2023 and December 31, 2022:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
March 31, 2023
Fixed Rate MBS	$42,849	93.9%	4.07%	327	1-Aug-52
Structured MBS	2,791	6.1%	2.85%	297	15-May-51
Total MBS Portfolio	$45,640	100.0%	3.67%	325	1-Aug-52
December 31, 2022
Fixed Rate MBS	$42,974	93.6%	4.07%	329	1-Aug-52
Structured MBS	2,919	6.4%	2.84%	300	15-May-51
Total MBS Portfolio	$45,893	100.0%	3.67%	327	1-Aug-52

($ in thousands)
	March 31, 2023		December 31, 2022
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$33,862	74.2%	$33,883	73.8%
Freddie Mac	11,778	25.8%	12,010	26.2%
Total Portfolio	$45,640	100.0%	$45,893	100.0%

	March 31, 2023	December 31, 2022
Weighted Average Pass-through Purchase Price	$105.30	$105.30
Weighted Average Structured Purchase Price	$4.48	$4.48
Weighted Average Pass-through Current Price	$97.06	$95.58
Weighted Average Structured Current Price	$13.23	$13.37
Effective Duration (1)	4.387	4.323

(1)

Effective duration is the approximate percentage change in price for a 100 basis point change in rates. An effective duration of 4.387 indicates that an interest rate increase of 1.0% would be expected to cause a 4.387% decrease in the value of the MBS in our investment portfolio at March 31, 2023. An effective duration of 4.323 indicates that an interest rate increase of 1.0% would be expected to cause a 4.323% decrease in the value of the MBS in our investment portfolio at December 31, 2022. These figures include the structured securities in the portfolio but do include the effect of our hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of March 31, 2023, assuming rates instantaneously fall 100 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS’ effective duration to movements in interest rates.

$ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Fixed Rate MBS	$42,849	$1,955	$(2,195)	$(4,548)	4.56%	(5.12)%	(10.61)%
Structured MBS	2,791	(124)	60	70	(4.44)%	2.15%	2.51%
Total MBS Portfolio	$45,640	$1,831	$(2,135)	$(4,478)	4.01%	(4.68)%	(9.81)%
	Notional	$ Change in Fair Value			% Change in Fair Value
Repurchase Agreement Hedges	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Treasury Futures Contracts	14,400	(1,153)	1,033	2,010	(8.01)%	7.17%	13.96%
Gross Totals		$678	$(1,102)	$(2,468)

(1)	Represents the average contract/notional amount of U.S. Treasury futures contracts.

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

Repurchase Agreements

As of March 31, 2023, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with five of these counterparties. We believe these facilities provide borrowing capacity in excess of our needs. None of these lenders are affiliated with us. These borrowings are secured by our MBS.

As of March 31, 2023, we had obligations outstanding under the repurchase agreements of approximately $43.1 million with a net weighted average borrowing cost of 4.87%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 3 to 28 days, with a weighted average maturity of 15 days. Securing the repurchase agreement obligation as of March 31, 2023 are MBS with an estimated fair value, including accrued interest, of $45.7 million and a weighted average maturity of 326 months. Through May 12, 2023, we have been able to maintain our repurchase facilities with comparable terms to those that existed at March 31, 2023 with maturities through June 28, 2023.

The table below presents information about our period-end, maximum and average repurchase agreement obligations for each quarter in 2023 and 2022.

	Ending	Maximum	Average	Difference Between Ending
	Balance	Balance	Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Agreements	Amount	Percent
March 31, 2023	$43,092	$43,936	$43,455	$(363)	(0.84)%
December 31, 2022	43,818	44,780	43,656	162	0.37%
September 30, 2022	43,494	46,977	40,210	3,284	8.17%
June 30, 2022	36,926	53,289	45,870	(8,944)	(19.50)%
March 31, 2022	54,815	58,772	56,846	(2,031)	(3.57)%

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing. The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral. Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty. Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we. Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repo transaction basis. We did not experience any significant margin call activity in the quarter ended March 31, 2023.

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

In future periods we expect to continue to finance our activities through repurchase agreements and through revenues from our advisory services business. As of March 31, 2023, we had cash and cash equivalents of $4.7 million. We generated cash flows of $1.5 million from principal and interest payments on our MBS portfolio and had average repurchase agreements outstanding of $43.5 million during the three months ended March 31, 2023. In addition, during the three months ended March 31, 2023, we received approximately $3.4 million in management fees and expense reimbursements as manager of Orchid and approximately $0.3 million in dividends from our investment in Orchid common stock.

Outlook

Orchid Island Capital Inc.

Orchid Island Capital reported a first quarter 2023 net income $3.5 million and its shareholders equity increased from $438.8 million to $451.4 million. The market conditions described below led to the gains as Orchid reported gains on its MBS of $53.9 million, outperforming its derivative losses of $41.2 million. Orchid is obligated to reimburse us for direct expenses paid on its behalf and to pay to us Orchid’s pro rata share of overhead as defined in the management agreement. As a stockholder of Orchid, we will also continue to share in distributions, if any, paid by Orchid to its stockholders. Our operating results are also impacted by changes in the market value of our holdings of Orchid common shares, although these market value changes do not impact our cash flows from Orchid.

Economic Summary

As 2022 came to a close and the calendar turned to 2023, there was clear divergence in the outlook for monetary policy between the Federal Reserve (the “Fed”) and the market.  Market pricing in the Fed Funds futures market implied the Fed would increase the Fed Funds rate by 25 bps one or possibly two more times in early 2023 and then begin to lower the Fed Funds rate in late 2023 and continue doing so in 2024 as inflation moderated towards the Fed’s 2% target rate and the economy slowed.  The Fed, as reflected in their “dot plot” and frequent public statements, implied they would hold the Fed Funds rate steady throughout 2023 after the expected hikes early in the year.  The divergence persisted through January of 2023 and into early February until the incoming economic data began to change and clearly supported the Fed’s case that inflation was not slowing and that monetary policy would need to be restrictive until the data warranted such a change.

The January non-farm payroll report released on February 3, 2023 indicated the economy added over 500,000 jobs in January.  The inflation data released in late 2022 was revised higher. It was becoming clear that market pricing of future Fed Funds levels was too optimistic and that the Fed had more work to do. Measures of inflation related to goods had clearly slowed, reflecting the easing of supply constraints brought about by the pandemic, coupled with a shift in consumption patterns away from goods and towards services. However, the Fed’s focus was on service-related inflation, particularly service-related inflation excluding shelter related costs.  This measure of inflation was not declining. In fact, data released in the first months of 2023 for this measure, what is now referred to as “super core” inflation, appears to have accelerated. Further, the Fed sees service inflation as being strongly influenced by wage pressures.  With the unemployment rate near historical lows and wage inflation high, there was no reason to believe service-related inflation was about to abruptly slow. Strong job growth will only exacerbate the problem. The market pricing for Fed Funds futures moved higher starting in early February and the terminal rate for Fed Funds moved above 5.5% in early March.

This was not the last time the outlook for the economy, inflation and Fed Funds levels would change during the first quarter. In early March there were two large regional bank failures that required the Federal Deposit Insurance Corporation (“FDIC”) to intervene.  The speed with which the banks failed caught the market by surprise and required rapid responses by monetary authorities.  The Fed introduced a bank term lending facility (“BTLF”) and the FDIC announced they would guarantee all deposits at both banks, regardless of size. The cause for both failures was deposit withdrawals.  With short-term rates having risen by nearly 500 bps in approximately 1 year, the banks that could not afford to pay correspondingly high rates on their deposits were vulnerable to losing previously cheap funding.  The market expected further problems across the industry and anticipated the Fed would not be able to continue to increase rates and risk exacerbating the problem.  Market pricing in the Fed Funds futures market moved from a terminal rate above 5.5% to pricing in multiple cuts to the Fed Funds rate by year-end.  Interest rates across the curve moved quickly lower.

As the first quarter of 2023 came to a close it appeared the macroprudential policies imposed by the FDIC, U.S. Treasury and Fed were containing the deposit problem in the banking industry.  Once again, the market outlook shifted and the outlook for monetary pricing has shifted as well.  Economic data, particularly labor market and inflation related data has remained supportive of the notion that the Fed would have to move policy to more restrictive levels and keep it there longer. Even the near collapse of another large regional bank in late April did not meaningfully alter market expectations for Fed monetary policy.  The Fed raised the target range for the Fed Funds rate again in early May, such that the high end of the range is now 5.25% - exactly 500 basis points above its target range at the commencement of the tightening cycle in March of 2022. While this may be the last rate hike this cycle the Fed continues to maintain that they expect monetary policy to be maintained at this level throughout 2023. At present market pricing for the Fed funds rate at the end of 2023 is lower than the current level by approximately 70 basis points.

Interest Rates

The two-year U.S. Treasury note is the most sensitive to anticipated Fed Funds levels.  The yield on the 2-year U.S. Treasury note was approximately 4.43% on December 31, 2022, declined to just above 4% in early February, increased rapidly after the payroll report on February 3, 2023, to a high of 5.07% on March 8, 2023, then declined to a low of approximately 3.77% on March 24, 2023, after the two bank failures occurred. Since the first quarter ended, the 2-year yield has continued to move significantly from day to day as data and headlines dictate. The daily volatility in the rates market was near historical highs, particularly short-term rates.  Based solely on levels at the beginning and end of the quarter interest rates – nominal rates or SOFR swap levels – did not move materially.  All movements along the curve were plus or minus approximately 40 bps.  Rates/swaps were higher on shorter maturities (six-month maturities or less) and higher for 2-year maturities and longer.  However, this masks the extreme volatility during the quarter where daily movements of 20 bps occurred for several days at a time.  Interest rate volatility is a significant driver of Agency MBS prices and performance.  With volatility so high during the quarter, performance was negatively impacted, particularly in March.

Mortgage rates available to borrowers for Agency MBS were more stable during the first quarter of 2023.  The Mortgage Bankers Association 30-year survey rate averaged 6.45% for the quarter, with a high of 6.79% and a low of 6.18% for the quarter.  Note the first quarter is typically the seasonal trough for housing activity and, with rates still generally far above levels available to borrowers a year or more ago, refinancing activity during the first quarter was barely above the level that occurred in December of 2022, which in turn was the lowest level observed since the very early 2000s.

The Agency MBS Market

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

The Agency MBS market generated a total return of 2.5% for the first quarter of 2023.  The sector underperformed comparable duration SOFR swaps by 0.2% for the first quarter.  Performance for the quarter was meaningfully impacted by the extreme volatility in March.  For the month of March, the sector returns were 2.0% and -1.2% versus comparable duration SOFR swaps.  Performance across the 30-year sector versus comparable duration SOFR swaps was uneven, as lower (2.0% and 2.5% securities) and higher coupons (5.0% and 5.5% securities) underperformed intermediate coupon securities.

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

Summary

The economy and the outlook for monetary policy during the first quarter were very volatile.  While it is likely we are nearing the end of the accelerated policy removal period that began last March the outlook for monetary policy over the course of 2023 and beyond changed multiple times during the quarter, generating significant interest rate volatility, particularly in March.

As the first quarter began the market, as reflected in Fed Funds futures pricing, anticipated the Fed would hike the Fed Funds rate one or possibly two more times in early 2023 and then pivot to easing later in the year as inflation moderated towards their long-term goal of 2%.  The incoming economic data in early February and for the balance of the quarter was strong, especially with respect to inflation, the labor market and wages.  The Fed, cognizant that goods inflation has already moderated significantly, is focused on services inflation, particularly services excluding housing or shelter related costs (what is currently referred to as “super core” inflation).  Readings on “super core” inflation accelerated during the quarter.  As the data was released over the balance of the quarter market pricing for Fed Funds over the course of the year continued to increase and the projected terminal rate eventually exceeded 5.5%.  Consistent with a policy rate that was likely to remain elevated for a considerable period, the yield on the 2-year U.S. Treasury reached 5.07% in early March.

The volatility continued, and in fact increased, when a brief banking crisis occurred in early March.  Two banks failed and were taken over by the FDIC.  The FDIC, U.S. Treasury and Fed responded quickly and as we enter the second quarter it seems the macroprudential steps taken appear to have contained the crisis. That being said, in the immediate aftermath of these developments, the market reaction was rapid and significant.  The two-year U.S. Treasury yield decreased by approximately 130 bps in a little over two weeks.  Market pricing of Fed Funds at the end of 2023 reflected three or four 25 bps cuts.  The December 2023 contract price moved nearly 175 bps in the week after the first failure of Silicon Valley Bank.  In sum, volatility across the entire rates market was extremely elevated, surpassing all previous periods since the 2008 financial crisis.

The performance for the Agency MBS market was in line with most sectors of the fixed income markets during the first quarter of 2023 with the exception of investment grade and sub-investment grade corporate bonds.  However, the volatility described above, which peaked during March, meaningfully impacted performance for the sector in March.  The return for the sector versus comparable duration SOFR swaps was -1.2%.  Across the 30-year, fixed rate sector of the Agency MBS market returns were uneven, as higher and lower coupons – over 4.5% and below 3.0% - trailed returns for the intermediate coupons.

The failure of Silicon Valley Bank and Signature Bank led to their takeover by the FDIC. The FDIC took possession of approximately $114 billion of securities held by the two banks that the FDIC needs to liquidate.  These sales will occur over the balance of 2023.  The magnitude of these sales in proportion to typical supply levels in the current rate environment represents a formidable risk to the performance of the sector over the near term.  The Agency MBS expected to be sold – predominantly lower coupon 30, 20 and 15-year securities, have underperformed higher coupon securities since the proposed liquidations were announced. The liquidation sales commenced on April 18, 2023, and are expected to continue for 30 to 40 more weeks. Both the Company’s and Orchid’s portfolios contain a significant allocation to some of the securities to be sold.  These securities have performed poorly since the announcement date of the liquidations and their poor relative performance may continue.  To the extent this trend continues the Company’s MBS portfolio performance will be affected absent changes in the construction of the portfolio or hedges. Likewise, Orchid’s MBS portfolio will also be affected.  This in turn could affect Orchid’s operating results, shareholders’ equity and thus the level of the management fees paid to Bimini Advisors.  A continuation of this trend could also affect Orchid’s ability to raise additional capital, which also affects the level of management fees paid to Bimini Advisors.  The positive aspect of the recent poor performance of Agency MBS resulting from the liquidations is that such securities currently offer very attractive returns over a long-term horizon and therefore the potential for very attractive returns for both Royal Palm and Orchid.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. GAAP requires our management to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments which can have a material impact on reported assets, liabilities, revenues and expenses, and these decisions and assessments can change each reporting period. There have been no changes to the processes used to determine our critical accounting estimates as discussed in our annual report on Form 10-K for the year ended December 31, 2022.

Capital Expenditures

At March 31, 2023, we had no material commitments for capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide disclosure pursuant to this Item. However, we have elected to include much of the information in Item 7 above.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2020 and November 2021, the Company received demands for payment from Citigroup, Inc. in the total amount of $33.3 million related to the indemnification provisions of various mortgage loan purchase agreements entered into prior to the date Royal Palm’s mortgage origination operations ceased in 2007. The Company believes the demands are without merit and intends to defend against the demands vigorously if pursued by Citigroup. No provision or accrual has been recorded related to the Citigroup demands.

We are not party to any other material pending legal proceedings as described in Item 103 of Regulation S-K.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 10, 2023.

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

The Company did not repurchase shares of its common stock during the three months ended March 31, 2023.

The Company did not have any unregistered sales of its equity securities during the three months ended March 31, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No

3.1	Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Form S-11/A, filed with the SEC on April 29, 2004
3.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated November 3, 2005, filed with the SEC on November 8, 2005
3.3	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 10, 2006, filed with the SEC on February 15, 2006
3.4	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
3.5	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002**

Exhibit 101.INS XBRL	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.***
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document***
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document***
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document***
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document***
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document***
Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*          Filed herewith.

**         Furnished herewith

***         Submitted electronically herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIMINI CAPITAL MANAGEMENT, INC.

Date: May 12, 2023	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: May 12, 2023	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)