Form 10-Q
period 2023-06-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2023-08-11
CIK 1275477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	August 10, 2023	10,019,888
Class B Common Stock, $0.001 par value	August 10, 2023	31,938
Class C Common Stock, $0.001 par value	August 10, 2023	31,938

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2023	December 31, 2022
ASSETS:
Mortgage-backed securities, at fair value:
Pledged to counterparties	$63,610,592	$45,716,793
Unpledged	159,882	176,643
Total mortgage-backed securities	63,770,474	45,893,436
Cash and cash equivalents	5,013,583	6,010,799
Restricted cash	553,800	763,000
Orchid Island Capital, Inc. common stock, at fair value	5,889,885	5,975,248
Accrued interest receivable	285,513	204,018
Property and equipment, net	1,959,068	1,997,313
Deferred tax assets, net	22,741,823	23,178,243
Due from affiliates	1,240,826	1,130,713
Other assets	1,175,638	1,164,181
Total Assets	$102,630,610	$86,316,951

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$60,694,589	$43,817,999
Long-term debt	27,404,399	27,416,239
Accrued interest payable	202,066	194,629
Other liabilities	914,497	2,764,005
Total Liabilities	89,215,551	74,192,872

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 10,019,888 shares issued and outstanding as of June 30, 2023 and December 31, 2022	10,020	10,020
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding as of June 30, 2023 and December 31, 2022	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding as of June 30, 2023 and December 31, 2022	32	32
Additional paid-in capital	329,828,268	329,828,268
Accumulated deficit	(316,423,293)	(317,714,273)
Total Stockholders’ Equity	13,415,059	12,124,079
Total Liabilities and Stockholders' Equity	$102,630,610	$86,316,951

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Six and Three Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Advisory services	$6,898,860	$6,407,741	$3,516,450	$3,332,379
Interest income	1,123,796	883,456	566,408	392,067
Dividend income from Orchid Island Capital, Inc. common stock	546,308	752,654	273,154	350,374
Total revenues	8,568,964	8,043,851	4,356,012	4,074,820
Interest expense:
Repurchase agreements	(1,072,033)	(103,915)	(563,963)	(72,673)
Long-term debt	(1,111,457)	(559,805)	(565,322)	(303,739)
Net revenues	6,385,474	7,380,131	3,226,727	3,698,408

Other income (expense):
Unrealized losses on mortgage-backed securities	(262,634)	(4,033,554)	(920,753)	(919,350)
Realized losses on mortgage-backed securities	-	(858,001)	-	(858,001)
Unrealized losses on Orchid Island Capital Inc. common stock	(85,363)	(4,282,340)	(216,247)	(1,038,143)
Gains (losses) on derivative instruments	241,672	(49,688)	515,547	(49,688)
Other income	120	187	56	90
Other expense, net	(106,205)	(9,223,396)	(621,397)	(2,865,092)

Expenses:
Compensation and related benefits	2,641,742	2,605,650	1,278,046	1,261,694
Direct advisory services costs	821,298	556,206	368,252	347,949
Directors' fees and liability insurance	413,266	393,047	206,768	197,149
Audit, legal and other professional fees	307,979	267,233	178,749	122,544
Administrative and other expenses	367,584	316,215	191,197	183,536
Total expenses	4,551,869	4,138,351	2,223,012	2,112,872

Net income (loss) before income tax provision (benefit)	1,727,400	(5,981,616)	382,318	(1,279,556)
Income tax provision (benefit)	436,420	(1,315,458)	96,811	(92,982)

Net income (loss)	$1,290,980	$(4,666,158)	$285,507	$(1,186,574)

Basic and Diluted Net Income (Loss) Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$0.13	$(0.44)	$0.03	$(0.11)
CLASS B COMMON STOCK
Basic and Diluted	$0.13	$(0.44)	$0.03	$(0.11)
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	10,019,888	10,557,721	10,019,888	10,491,615
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938	31,938	31,938

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Six and Three Months Ended June 30, 2023 and 2022

	Stockholders' Equity
	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total
Balances, January 1, 2023	10,083,764	$10,084	$329,828,268	$(317,714,273)	$12,124,079
Net income	-	-	-	1,005,473	1,005,473
Balances, March 31, 2023	10,083,764	$10,084	$329,828,268	$(316,708,800)	$13,129,552
Net income	-	-	-	285,507	285,507
Balances, June 30, 2023	10,083,764	$10,084	$329,828,268	$(316,423,293)	$13,415,059

Balances, January 1, 2022	10,766,070	$10,766	$330,880,252	$(297,891,168)	$32,999,850
Net loss	-	-	-	(3,479,584)	(3,479,584)
Class A common shares repurchased and retired	(188,280)	(188)	(377,110)	-	(377,298)
Balances, March 31, 2022	10,577,790	$10,578	$330,503,142	$(301,370,752)	$29,142,968
Net loss	-	-	-	(1,186,574)	(1,186,574)
Class A common shares repurchased and retired	(41,135)	(41)	(72,958)	-	(72,999)
Balances, June 30, 2022	10,536,655	$10,537	$330,430,184	$(302,557,326)	$27,883,395

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Six Months Ended June 30, 2023 and 2022

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,290,980	$(4,666,158)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	38,245	34,808
Deferred income tax provision (benefit)	436,420	(1,315,458)
Unrealized losses on mortgage-backed securities	262,634	4,033,554
Realized losses on mortgage-backed securities	-	858,001
Unrealized losses on Orchid Island Capital, Inc. common stock	85,363	4,282,340
Changes in operating assets and liabilities:
Accrued interest receivable	(81,495)	56,039
Due from affiliates	(110,113)	(75,404)
Other assets	(11,457)	229,331
Accrued interest payable	7,437	48,956
Other liabilities	(1,849,508)	(1,710,376)
NET CASH PROVIDED BY OPERATING ACTIVITIES	68,506	1,775,633

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(20,045,750)	(10,821,877)
Sales	-	23,096,853
Principal repayments	1,906,078	5,101,563
Purchases of property and equipment	-	(21,447)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(18,139,672)	17,355,092

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	245,355,590	169,460,690
Principal repayments on repurchase agreements	(228,479,000)	(191,412,690)
Principal repayments on long-term debt	(11,840)	(11,271)
Class A common shares repurchased and retired	-	(450,297)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	16,864,750	(22,413,568)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,206,416)	(3,282,843)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	6,773,799	9,812,410
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$5,567,383	$6,529,567

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$2,176,053	$614,764

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2023

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Description

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital” and collectively with its subsidiaries, the “Company”) formed in September 2003, is a holding company. The Company operates in two business segments through its principal wholly-owned operating subsidiary, Royal Palm Capital LLC, which includes its wholly-owned subsidiary, Bimini Advisors Holdings, LLC.

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

Consolidation

The accompanying consolidated financial statements include the accounts of Bimini Capital, and its subsidiaries. All inter-company accounts and transactions have been eliminated from the consolidated financial statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three-month periods ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending  December 31, 2023.

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

Variable Interest Entities (“VIEs”)

A variable interest entity ("VIE") is consolidated by an enterprise if it is deemed the primary beneficiary of the VIE. The Company obtains interests in VIEs through its investments in mortgage-backed securities. The interests in these VIEs are passive in nature and are not expected to result in the Company obtaining a controlling financial interest in these VIEs in the future. As a result, the Company does not consolidate these VIEs and accounts for the interest in these VIEs as mortgage-backed securities. See Note 3. The maximum exposure to loss for these VIEs is the carrying value of the mortgage-backed securities. Bimini Capital has a common share investment in a trust, Bimini Capital Trust II, ("BCTII"), used in connection with the issuance of Bimini Capital's junior subordinated notes. BCTII is a VIE, as the holders of the equity investment at risk do not have adequate decision making ability over BCTII’s activities. Bimini Capital's investment was financed directly by BCTII as a result of its loan of the proceeds to Bimini Capital, therefore that investment is not an equity investment at risk and is not a variable interest.  Since Bimini Capital is not the primary beneficiary of BCTII, the Company has not consolidated the financial statements of BCTII into its consolidated financial statements, and this investment is accounted for on the equity method. See Note 7.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase. Restricted cash includes cash pledged as collateral for repurchase agreements and derivative instruments. The following table presents the Company’s cash, cash equivalents and restricted cash as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$5,013,583	$6,010,799
Restricted cash	553,800	763,000
Total cash, cash equivalents and restricted cash	$5,567,383	$6,773,799

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

Advisory Services

Orchid is externally managed and advised by Bimini Advisors pursuant to the terms of a management agreement. See Note 2. Under the terms of the management agreement, Orchid is obligated to pay Bimini Advisors a monthly management fee and a pro rata portion of certain overhead costs and to reimburse the Company for any direct expenses incurred on its behalf. Revenues from management fees are recognized over the period of time in which the service is performed in accordance with FASB Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers.

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

Retained Interests in Securitizations

The Company holds retained interests in the subordinated tranches of securities created in securitization transactions. The carrying value of these retained interests is zero, as the prospect of future cash flows being received is uncertain. Any cash received from the retained interests is reflected as a gain in the consolidated statements of operations.

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

During the six and three months ended June 30, 2023 and 2022, the Company only held T-Note futures contracts. The Company recorded gains of approximately $0.2 million and $0.5 million on these instruments during six and three months ended June 30, 2023, respectively, and losses of $0.05 million during both the six and three months ended June 30, 2022.

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

Financial Instruments

The fair value of financial instruments is disclosed either in the body of the consolidated financial statements or in the accompanying notes. MBS, Orchid common stock and derivative assets and liabilities are accounted for at fair value in the consolidated balance sheets. The methods and assumptions used to estimate fair value for these instruments are presented in Note 12.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, repurchase agreements, accrued interest payable and other liabilities generally approximates their carrying value as Level 2 assets under the fair value hierarchy as of June 30, 2023 and December 31, 2022, due to the short-term nature of these financial instruments.

The fair value of the Company’s junior subordinated debt approximates its carrying value. The carrying value is a reasonable estimate of fair value since the instrument carries a floating rate that resets frequently. Further information regarding this instrument is presented in Note 7.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from the London Interbank Offered Rate (“LIBOR,”), and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. In December 2022, the FASB issued ASU 2022-06 “Reference Rate Reform (Topic 848)," deferring the sunset date provided in ASU 2020-04 from December 31, 2022 to December 31, 2024. The Company adopted this ASU during the second quarter of 2023 as the Secured Overnight Financing Rate ("SOFR") replaced LIBOR for the Company's junior subordinated debt positions. The adoption of this ASU did not have a material impact on the Company's financial statements.

In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848)”. ASU 2021-01 expands the scope of ASC 848 to include all affected derivatives and give market participants the ability to apply certain aspects of the contract modification and hedge accounting expedients to derivative contracts affected by the discounting transition. In addition, ASU 2021-01 adds implementation guidance to permit a company to apply certain optional expedients to modifications of interest rate indexes used for margining, discounting or contract price alignment of certain derivatives as a result of reference rate reform initiatives and extends optional expedients to account for a derivative contract modified as a continuation of the existing contract and to continue hedge accounting when certain critical terms of a hedging relationship change to modifications made as part of the discounting transition. The guidance in ASU 2021-01 is effective immediately and available generally through December 31, 2024, as reference rate reform activities occur. The Company adopted this ASU during the second quarter of 2023 as SOFR replaced LIBOR for the Company's junior subordinated debt positions. The adoption of this ASU did not have a material impact on the Company's financial statements.

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

The following table summarizes the advisory services revenue from Orchid for the six and three months ended June 30, 2023 and 2022.

(in thousands)
	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Management fee	$5,346	$5,265	$2,704	$2,631
Allocated overhead	1,215	960	639	519
Repurchase, Clearing and Administrative Fee	338	183	173	183
Total	$6,899	$6,408	$3,516	$3,333

At June 30, 2023 and December 31, 2022, the net amount due from Orchid was approximately $1.2 million and $1.1 million, respectively.

NOTE 3. MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of June 30, 2023 and December 31, 2022:

(in thousands)
	June 30, 2023	December 31, 2022
Fixed-rate MBS	$61,159	$42,974
Structured MBS	2,611	2,919
Total	$63,770	$45,893

The following table is a summary of the Company’s net loss from the sale of RMBS for the six months ended June 30, 2023 and 2022.

(in thousands)
	2023	2022
Proceeds from sales of MBS	$-	$23,097
Carrying value of MBS sold	-	(23,955)
Net loss on sales of MBS	$-	$(858)

Gross gain on sales of MBS	$-	$-
Gross loss on sales of MBS	-	(858)
Net loss on sales of MBS	$-	$(858)

NOTE 4. REPURCHASE AGREEMENTS

The Company pledges certain of its MBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of June 30, 2023, the Company had met all margin call requirements.

As of June 30, 2023 and December 31, 2022, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
June 30, 2023
Fair value of securities pledged, including accrued interest receivable	$-	$39,138	$24,756	$-	$63,894
Repurchase agreement liabilities associated with these securities	$-	$37,062	$23,633	$-	$60,695
Net weighted average borrowing rate	-	5.22%	5.38%	-	5.28%
December 31, 2022
Fair value of securities pledged, including accrued interest receivable	$-	$42,553	$3,364	$-	$45,917
Repurchase agreement liabilities associated with these securities	$-	$40,492	$3,326	$-	$43,818
Net weighted average borrowing rate	-	4.50%	4.29%	-	4.48%

In addition, cash pledged to counterparties for repurchase agreements was approximately $0.5 million as of December 31, 2022. The Company had no cash pledged to counterparties as of June 30, 2023.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any. At  June 30, 2023 and December 31, 2022, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $3.1 million and $2.5 million, respectively. As of June 30, 2023 and December 31, 2022, the Company did not have an amount at risk with any individual counterparty greater than 10% of the Company’s equity.

NOTE 5. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes Bimini’s assets pledged as collateral under its repurchase agreements and derivative agreements as of June 30, 2023 and December 31, 2022.

($ in thousands)
	June 30, 2023			December 31, 2022
	Repurchase	Derivative		Repurchase	Derivative
	Agreements	Agreements	Total	Agreements	Agreements	Total
PT MBS - at fair value	$61,159	$-	$61,159	$42,975	$-	$42,975
Structured MBS - at fair value	2,452	-	2,452	2,742	-	2,742
Accrued interest on pledged securities	283	-	283	200	-	200
Restricted cash	-	554	554	454	309	763
Total	$63,894	$554	$64,448	$46,371	$309	$46,680

Assets Pledged from Counterparties

The table below summarizes cash pledged to Bimini from counterparties under repurchase agreements as of June 30, 2023 and December 31, 2022. Cash received as margin is recognized in cash and cash equivalents with a corresponding amount recognized as an increase in repurchase agreements in the consolidated balance sheets.

($ in thousands)
Assets Pledged to Bimini	June 30, 2023	December 31, 2022
Cash	$122	$148
Total	$122	$148

NOTE 6. OFFSETTING ASSETS AND LIABILITIES

The Company’s derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of June 30, 2023 and December 31, 2022.

(in thousands)
Offsetting of Liabilities
				Gross Amount Not Offset in the
			Net Amount	Consolidated Balance Sheet
		Gross Amount	of Liabilities	Financial
	Gross Amount	Offset in the	Presented in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Posted as	Posted as	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
June 30, 2023
Repurchase Agreements	$60,695	$-	$60,695	$(60,695)	$-	$-
	$60,695	$-	$60,695	$(60,695)	$-	$-
December 31, 2022
Repurchase Agreements	$43,818	$-	$43,818	$(43,364)	$(454)	$-
	$43,818	$-	$43,818	$(43,364)	$(454)	$-

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

NOTE 7. LONG-TERM DEBT

Long-term debt at June 30, 2023 and December 31, 2022 is summarized as follows:

(in thousands)
	June 30, 2023	December 31, 2022
Junior subordinated debt	$26,804	$26,804
Secured note payable	600	612
Total	$27,404	$27,416

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

As of June 30, 2023 and December 31, 2022, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate. As of June 30, 2023, the interest rate was 9.05%. Starting June 30, 2023, the underlying index converted from three-month LIBOR to CME Term SOFR plus a tenor spread adjustment of 0.26161%. The interest rate for subsequent accrual periods will be CME Term SOFR on the applicable reset date plus the tenor spread adjustment of 0.26161% plus the coupon spread of 3.50%. The CME Term SOFR index is in effect for all interest rate resets after July 3, 2023. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment to all present and future senior indebtedness.

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

The table below presents the future scheduled principal payments on the Company’s long-term debt.

(in thousands)
Last six months of 2023	$11
For the years ended:
2024	25
2025	26
2026	28
2027	29
After 2027	27,285
Total	$27,404

NOTE 8. COMMON STOCK

There were no issuances of Bimini Capital's Class A Common Stock, Class B Common Stock or Class C Common Stock during the six months ended June 30, 2023 and 2022.

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

The Inflation Reduction Act of 2022 signed into law during in August 2022 includes a provision for an excise tax equal to 1% of the fair market value of any stock repurchased by covered corporations during a taxable year, subject to certain limits and provisions. The excise tax is effective beginning in 2023. No accrual for this excise tax has been recorded during 2023.

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

Management is not aware of any other significant reported or unreported contingencies at June 30, 2023.

NOTE 10. INCOME TAXES

The total income tax provision (benefit) recorded for the six months ended June 30, 2023 and 2022 was $0.4 million and $(1.3) million, respectively, on consolidated pre-tax book income (loss) of $1.7 million and $(6.0) million. The total income tax provision (benefit) recorded for the three months ended June 30, 2023 and 2022 was $0.1 million and $(0.1) million, respectively, on consolidated pre-tax book income (loss) of $0.4 million and (1.3) million.

The Company’s tax provisions are based on a projected effective rate based on annualized amounts applied to actual income to date and includes the expected realization of a portion of the tax benefits of federal and state net operating losses carryforwards (“NOLs”). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of capital loss and NOL carryforwards is dependent upon the generation of future capital gains and taxable income in periods prior to their expiration. The Company currently provides a valuation allowance against a portion of the NOLs since the Company believes that it is more likely than not that some of the benefits will not be realized in the future. The Company will continue to assess the need for, and the amount of, the valuation allowance at each reporting date.

NOTE 11. EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. The Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at June 30, 2023 and 2022.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at June 30, 2023 and 2022.

The table below reconciles the numerator and denominator of EPS for the six and three months ended June 30, 2023 and 2022.

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Basic and diluted EPS per Class A common share:
Income (loss) attributable to Class A common shares:
Basic and diluted	$1,287	$(4,652)	$285	$(1,183)
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	10,020	10,473	10,020	10,473
Effect of weighting	-	85	-	19
Weighted average shares-basic and diluted	10,020	10,558	10,020	10,492
Income (loss) per Class A common share:
Basic and diluted	$0.13	$(0.44)	$0.03	$(0.11)

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Basic and diluted EPS per Class B common share:
Income (loss) attributable to Class B common shares:
Basic and diluted	$4	$(14)	$1	$(4)
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32	32	32
Weighted average shares-basic and diluted	32	32	32	32
Income (loss) per Class B common share:
Basic and diluted	$0.13	$(0.44)	$0.03	$(0.11)

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

MBS, Orchid common stock, retained interests and TBA securities were all recorded at fair value on a recurring basis as of June 30, 2023 and December 31, 2022. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

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

The Company’s futures contracts are Level 1 valuations, as they are exchange-traded instruments and quoted market prices are readily available. Futures contracts are settled daily. The Company’s interest rate swaps and interest rate swaptions are Level 2 valuations. The fair value of interest rate swaps is determined using a discounted cash flow approach using forward market interest rates and discount rates, which are observable inputs. The fair value of interest rate swaptions is determined using an option pricing model. Retained interests have a recorded fair value of zero as of June 30, 2023 and December 31, 2022, as the prospect of future cash flows is uncertain based on a Level 3 valuation analysis. Any cash received from the retained interests is reflected as a gain in the consolidated statements of operations.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
June 30, 2023
Mortgage-backed securities	$63,770	$-	$63,770	$-
Orchid Island Capital, Inc. common stock	5,890	5,890	-	-
December 31, 2022
Mortgage-backed securities	$45,893	$-	$45,893	$-
Orchid Island Capital, Inc. common stock	5,975	5,975	-	-

During the six months ended June 30, 2023 and 2022, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

NOTE 13. SEGMENT INFORMATION

The Company’s operations are classified into two principal reportable segments: the asset management segment and the investment portfolio segment.

The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. As discussed in Note 2, the revenues of the asset management segment consist of management fees and overhead reimbursements received pursuant to a management agreement with Orchid. Total revenues received under this management agreement for the six and three months ended June 30, 2023, were approximately $6.9 million and $3.5 million, respectively, accounting for approximately 81% of consolidated revenues in each respective period. Total revenues received under this management agreement for the six and three months ended June 30, 2022, were approximately$6.4 million and $3.3 million, respectively, accounting for approximately 80% and 82% of consolidated revenues, respectively.

The investment portfolio segment includes the investment activities conducted by Royal Palm. The investment portfolio segment receives revenue in the form of interest and dividend income on its investments.

Segment information for the six months ended  June 30, 2023 and 2022 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2023
Advisory services, external customers	$6,899	$-	$-	$-	$6,899
Advisory services, other operating segments(1)	56	-	-	(56)	-
Interest and dividend income	-	1,669	1	-	1,670
Interest expense(2)	-	(1,072)	(1,112)	-	(2,184)
Net revenues	6,955	597	(1,111)	(56)	6,385
Other expenses	-	(106)	-	-	(106)
Operating expenses(3)	(3,602)	(950)	-	-	(4,552)
Intercompany expenses(1)	-	(56)	-	56	-
Income (loss) before income taxes(4)	$3,353	$(515)	$(1,111)	$-	$1,727

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2022
Advisory services, external customers	$6,408	$-	$-	$-	$6,408
Advisory services, other operating segments(1)	56	-	-	(56)	-
Interest and dividend income	-	1,636	-	-	1,636
Interest expense(2)	-	(104)	(560)	-	(664)
Net revenues	6,464	1,532	(560)	(56)	7,380
Other expenses	-	(9,223)	-	-	(9,223)
Operating expenses(3)	(3,237)	(901)	-	-	(4,138)
Intercompany expenses(1)	-	(56)	-	56	-
Income (loss) before income taxes(4)	$3,227	$(8,649)	$(560)	$-	$(5,982)

Segment information for the three months ended  June 30, 2023 and 2022 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2023
Advisory services, external customers	$3,516	$-	$-	$-	$3,516
Advisory services, other operating segments(1)	30	-	-	(30)	-
Interest and dividend income	-	839	1	-	840
Interest expense(2)	-	(564)	(565)	-	(1,129)
Net revenues	3,546	275	(564)	(30)	3,227
Other expenses	-	(621)	-	-	(621)
Operating expenses(3)	(1,765)	(458)	-	-	(2,223)
Intercompany expenses(1)	-	(30)	-	30	-
Income (loss) before income taxes(4)	$1,781	$(835)	$(564)	$-	$382

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2022
Advisory services, external customers	$3,332	$-	$-	$-	$3,332
Advisory services, other operating segments(1)	27	-	-	(27)	-
Interest and dividend income	-	742	-	-	742
Interest expense(2)	-	(73)	(303)	-	(376)
Net revenues	3,359	669	(303)	(27)	3,698
Other expenses	-	(2,865)	-	-	(2,865)
Operating expenses(3)	(1,695)	(418)	-	-	(2,113)
Intercompany expenses(1)	-	(27)	-	27	-
Income (loss) before income taxes(4)	$1,664	$(2,641)	$(303)	$-	$(1,280)

(1)	Includes fees paid by Royal Palm to Bimini Advisors for advisory services.
(2)	Includes interest on repurchase agreements in the Investment Portfolio column and long-term debt in the Corporate column.
(3)	Operating expenses are allocated based on each segment’s proportional share of total revenues.
(4)	Totals in the table above may not foot due to rounding differences.

Assets in each reportable segment as of June 30, 2023 and December 31, 2022 were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
June 30, 2023	$2,187	$93,323	7,121	$102,631
December 31, 2022	1,970	77,483	6,864	86,317

NOTE 14. RELATED PARTY TRANSACTIONS

Relationships with Orchid

At both June 30, 2023 and December 31, 2022, the Company owned 569,071 shares of Orchid common stock, representing approximately 1.3% and 1.6%, respectively, of Orchid’s outstanding common stock on such dates. The Company received dividends on this common stock investment of approximately $0.6 million and $0.8 million during the six months ended June 30, 2023 and 2022, respectively, and $0.3 million and $0.4 million during the three months ended June 30, 2023 and 2022, respectively.

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

Stock Repurchase Plan

On September 16, 2021, the Board authorized a share repurchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 (the “2021 Repurchase Plan”). Pursuant to the 2021 Repurchase Plan, we may purchase shares of our Class A Common Stock from time to time for an aggregate purchase price not to exceed $2.5 million. Share repurchases may be executed through various means, including, without limitation, open market transactions. The 2021 Repurchase Plan does not obligate the Company to purchase any shares, and it expires on September 16, 2023. The authorization for the 2021 Repurchase Plan may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. From the commencement of the 2021 Repurchase Plan, through June 30, 2023, we repurchased a total of 774,593 shares at an aggregate cost of approximately $1.2 million, including commissions and fees, for a weighted average price of $1.61 per share.

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

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

●	interest rate trends;
●	increases in our cost of funds resulting from increases in the Federal Funds rate, that is controlled by the Fed, that occurred in 2022, through July 2023 and may continue to occur;
●	the difference between Agency MBS yields and our funding and hedging costs;
●	competition for, and supply of, Agency MBS for us to invest in;
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

Results of Operations

Described below are the Company’s results of operations for the six and three months ended June 30, 2023, as compared to the six and three months ended June 30, 2022.

Net Income (Loss) Summary

Consolidated net income for the six months ended June 30, 2023 was $1.3 million, or $0.13 basic and diluted income per share of Class A Common Stock, as compared to a consolidated net loss of $4.7 million, or   $0.44 basic and diluted loss per share of Class A Common Stock, for the six months ended June 30, 2022.

Consolidated net income for the three months ended June 30, 2023 was $0.3 million, or $0.03 basic and diluted income per share of Class A Common Stock, as compared to a consolidated net loss of $1.2 million, or $0.11 basic and diluted loss per share of Class A Common Stock, for the three months ended June 30, 2022.

The components of net income (loss) for the six and three months ended June 30, 2023 and 2022, along with the changes in those components are presented in the table below.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Advisory services revenues	$6,899	$6,408	$491	$3,516	$3,332	$184
Interest and dividend income	1,670	1,636	34	840	742	98
Interest expense	(2,184)	(664)	(1,520)	(1,129)	(376)	(753)
Net revenues	6,385	7,380	(995)	3,227	3,698	(471)
Other (expense) revenue	(106)	(9,223)	9,117	(621)	(2,865)	2,244
Expenses	(4,552)	(4,138)	(414)	(2,223)	(2,113)	(110)
Net income (loss) before income tax provision (benefit)	1,727	(5,981)	7,708	383	(1,280)	1,663
Income tax provision (benefit)	436	(1,315)	1,751	97	(93)	190
Net income (loss)	$1,291	$(4,666)	$5,957	$286	$(1,187)	$1,473

GAAP and Non-GAAP Reconciliation

Economic Interest Expense and Economic Net Interest Income

We use derivative instruments, primarily Eurodollar and Treasury Note (“T-Note”) futures contracts and TBA short positions to hedge a portion of the interest rate risk on repurchase agreements in a rising rate environment.

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

We believe that economic interest expense and economic net interest income provide meaningful information to consider, in addition to the financial information prepared in accordance with GAAP. The non-GAAP measures help management to evaluate its financial position and performance without the effects of certain transactions and GAAP adjustments that are not necessarily indicative of our current investment portfolio or operations. The gains or losses on derivative instruments presented in our consolidated statements of operations are not necessarily representative of the total interest expense that we will ultimately realize. This is because as interest rates move up or down in the future, the gains or losses we ultimately realize, and which will affect our total interest expense in future periods, may differ from the unrealized gains or losses recognized as of the reporting date.

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

The tables below present a reconciliation of the adjustments discussed above to interest expense shown for each period relative to our derivative instruments, and the consolidated statements of operations line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for each quarter and six-month period in 2023 and 2022.

Gains (Losses) on Derivative Instruments

(in thousands)
	Attributed to Current Period (Non-GAAP)			Attributed to Future Periods (Non-GAAP)
	Repurchase	Long-Term		Repurchase	Long-Term		Statement of
Three Months Ended	Agreements	Debt	Total	Agreements	Debt	Total	Operations
June 30, 2023	$(18)	$-	$(18)	$534	$-	$534	$516
March 31, 2023	(33)	-	(33)	(241)	-	(241)	(274)
December 31, 2022	(185)	(48)	(233)	192	48	240	7
September 30, 2022	(184)	(48)	(232)	1,028	48	1,076	844
June 30, 2022	(186)	(48)	(234)	136	48	184	(50)
March 31, 2022	(185)	(48)	(233)	185	48	233	-
Six Months Ended
June 30, 2023	$(51)	$-	$(51)	$293	$-	$293	$242
June 30, 2022	(371)	(96)	(467)	321	96	417	(50)

Economic Net Portfolio Interest Income

(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
June 30, 2023	$567	$564	$18	$582	$3	$(15)
March 31, 2023	557	508	33	541	49	16
December 31, 2022	534	401	185	586	133	(52)
September 30, 2022	445	210	184	394	235	51
June 30, 2022	392	73	186	259	319	133
March 31, 2022	491	31	185	216	460	275
Six Months Ended
June 30, 2023	$1,124	$1,072	$51	$1,123	$52	$1
June 30, 2022	883	104	371	475	779	408

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income

(in thousands)
	Net Portfolio		Interest Expense on Long-Term Debt
	Interest Income			Effect of		Net Interest Income (Loss)
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
June 30, 2023	$3	$(15)	$565	$-	$565	$(562)	$(580)
March 31, 2023	49	16	546	-	546	(497)	(530)
December 31, 2022	133	(52)	477	48	525	(344)	(577)
September 30, 2022	235	51	379	48	427	(144)	(376)
June 30, 2022	319	133	304	48	352	15	(219)
March 31, 2022	460	275	256	48	304	204	(29)
Six Months Ended
June 30, 2023	$52	$1	$1,111	$-	$1,111	$(1,059)	$(1,110)
June 30, 2022	779	408	560	96	656	219	(248)

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Reflects the effect of derivative instrument hedges for only the period presented.
(3)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(4)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Segment Information

We have two operating segments. The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. The investment portfolio segment includes the investment activities conducted by Royal Palm.

Segment information for the six months ended June 30, 2023 and 2022 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2023
Advisory services, external customers	$6,899	$-	$-	$-	$6,899
Advisory services, other operating segments(1)	56	-	-	(56)	-
Interest and dividend income	-	1,669	1	-	1,670
Interest expense(2)	-	(1,072)	(1,112)	-	(2,184)
Net revenues	6,955	597	(1,111)	(56)	6,385
Other expenses	-	(106)	-	-	(106)
Operating expenses(3)	(3,602)	(950)	-	-	(4,552)
Intercompany expenses(1)	-	(56)	-	56	-
Income (loss) before income taxes(4)	$3,353	$(515)	$(1,111)	$-	$1,727

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2022
Advisory services, external customers	$6,408	$-	$-	$-	$6,408
Advisory services, other operating segments(1)	56	-	-	(56)	-
Interest and dividend income	-	1,636	-	-	1,636
Interest expense(2)	-	(104)	(560)	-	(664)
Net revenues	6,464	1,532	(560)	(56)	7,380
Other expenses	-	(9,223)	-	-	(9,223)
Operating expenses(3)	(3,237)	(901)	-	-	(4,138)
Intercompany expenses(1)	-	(56)	-	56	-
Income (loss) before income taxes(4)	$3,227	$(8,649)	$(560)	$-	$(5,982)

Segment information for the three months ended June 30, 2023 and 2022 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2023
Advisory services, external customers	$3,516	$-	$-	$-	$3,516
Advisory services, other operating segments(1)	30	-	-	(30)	-
Interest and dividend income	-	839	1	-	840
Interest expense(2)	-	(564)	(565)	-	(1,129)
Net revenues	3,546	275	(564)	(30)	3,227
Other expenses	-	(621)	-	-	(621)
Operating expenses(3)	(1,765)	(458)	-	-	(2,223)
Intercompany expenses(1)	-	(30)	-	30	-
Income (loss) before income taxes(4)	$1,781	$(835)	$(564)	$-	$382

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2022
Advisory services, external customers	$3,332	$-	$-	$-	$3,332
Advisory services, other operating segments(1)	27	-	-	(27)	-
Interest and dividend income	-	742	-	-	742
Interest expense(2)	-	(73)	(303)	-	(376)
Net revenues	3,359	669	(303)	(27)	3,698
Other expenses	-	(2,865)	-	-	(2,865)
Operating expenses(3)	(1,695)	(418)	-	-	(2,113)
Intercompany expenses(1)	-	(27)	-	27	-
Income (loss) before income taxes(4)	$1,664	$(2,641)	$(303)	$-	$(1,280)

(1)	Includes advisory services revenue received by Bimini Advisors from Royal Palm.
(2)	Includes interest expense on repurchase agreements in the Investment Portfolio column and long-term debt in the Corporate column.
(3)	Operating expenses are allocated based on each segment’s proportional share of total revenues.
(4)	Totals in the table above may not foot due to rounding differences.

Assets in each reportable segment were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
June 30, 2023	$2,187	$93,323	7,121	$102,631
December 31, 2022	1,970	77,483	6,864	86,317

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

The following table summarizes the advisory services revenue received from Orchid in each quarter and six-month period during 2023 and 2022.

(in thousands)
			Advisory Services
					Repurchase,
	Average	Average			Clearing and
	Orchid	Orchid	Management	Overhead	Administrative
Three Months Ended	MBS	Equity	Fee	Allocation	Fees	Total
June 30, 2023	$4,186,939	$899,109	$2,704	$639	$173	$3,516
March 31, 2023	3,769,954	865,722	2,641	576	165	3,382
December 31, 2022	3,370,608	823,516	2,566	560	150	3,276
September 30, 2022	3,571,037	839,935	2,616	522	174	3,312
June 30, 2022	4,260,727	866,539	2,631	519	183	3,333
March 31, 2022	5,545,844	853,576	2,634	441	-	3,075
Six Months Ended
June 30, 2023	$3,978,447	$882,415	$5,345	$1,215	$338	$6,898
June 30, 2022	4,903,286	860,058	5,265	960	183	6,408

Investment Portfolio Segment

Net Portfolio Interest Income

We define net portfolio interest income as interest income on MBS less interest expense on repurchase agreement funding. During the six months ended June 30, 2023, we generated $52,000 of net portfolio interest income, consisting of $1.1 million of interest income from MBS assets offset by $1.1 million of interest expense on repurchase liabilities. For the comparable period ended June 30, 2022, we generated $0.8 million of net portfolio interest income, consisting of $0.9 million of interest income from MBS assets offset by $0.1 million of interest expense on repurchase liabilities. The $241,000 increase in interest income was due to a 108 basis point ("bp") increase in yields, which was partially offset by a $1.9 million decrease in average MBS holdings. There was a $968,000 increase in interest expense for the six months ended June 30, 2023 that was due to a 410 bp increase in cost of funds which was partially offset by a $3.7 million decrease in average repurchase liabilities.

Our economic interest expense on repurchase liabilities for the six months ended June 30, 2023 and 2022 was $1.1 million and $0.5 million, respectively, resulting in $1,000 and $408,000 of economic net portfolio interest income, respectively.

During the three months ended June 30, 2023, we generated $3,000 of net portfolio interest income, consisting of $567,000 of interest income from MBS assets offset by $564,000 of interest expense on repurchase liabilities. For the comparable period ended June 30, 2022, we generated $319,000 of net portfolio interest income, consisting of $392,000 of interest income from MBS assets offset by $73,000 of interest expense on repurchase liabilities. The $175,000 increase in interest income was due to a 78 basis point ("bp") increase in yields, combined with an $8.1 million increase in average MBS holdings. There was a $491,000 increase in interest expense for the three months ended June 30, 2023 that was due to a 372 bp increase in cost of funds, combined with a $6.0 million increase in average repurchase liabilities.

Our economic interest expense on repurchase liabilities for the three months ended June 30, 2023 and 2022 was $582,000 and $259,000, respectively, resulting in $(15,000) and $133,000 of economic net portfolio interest (expense) income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for the six months ended June 30, 2023 and 2022 and each quarter in 2023 and 2022 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Held(1)	Income	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
June 30, 2023	$54,705	$567	4.14%	$51,893	$564	$582	4.35%	4.49%
March 31, 2023	45,767	557	4.87%	43,455	508	541	4.68%	4.98%
December 31, 2022	45,081	534	4.74%	43,656	401	586	3.68%	5.37%
September 30, 2022	41,402	445	4.30%	40,210	210	394	2.09%	3.92%
June 30, 2022	46,607	392	3.36%	45,870	73	259	0.63%	2.25%
March 31, 2022	57,741	491	3.40%	56,846	31	216	0.22%	1.52%
Six Months Ended
June 30, 2023	$50,236	$1,124	4.47%	$47,674	$1,072	$1,123	4.50%	4.71%
June 30, 2022	52,174	883	3.39%	51,358	104	475	0.40%	1.85%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(2)	Basis	Basis(4)
June 30, 2023	$3	$(15)	(0.21)%	(0.35)%
March 31, 2023	49	16	0.19%	(0.11)%
December 31, 2022	133	(52)	1.06%	(0.63)%
September 30, 2022	235	51	2.21%	0.38%
June 30, 2022	319	133	2.73%	1.11%
March 31, 2022	460	275	3.18%	1.88%
Six Months Ended
June 30, 2023	$52	$1	(0.03)%	(0.24)%
June 30, 2022	779	408	2.99%	1.54%

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

Interest Income and Average Earning Asset Yield

Our interest income for the six months ended June 30, 2023 was approximately $1.1 million, compared to $0.9 million for the comparable period ended June 30, 2022. Average MBS holdings during the six months ended June 30, 2023 and 2022 were $50.2 million and $52.2 million, respectively, and yields were 4.47% and 3.39%, for the same time periods, respectively.

Our interest income was approximately $567,000 for the three months ended June 30, 2023 and $392,000 for the three months ended June 30, 2022. Average MBS holdings were $54.7 million and $46.6 million for the three months ended June 30, 2023 and 2022, respectively. The $175,000 increase in interest income was due to a 78 bp increase in yields, combined with a $8.1 million increase in average MBS holdings.

The tables below present the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and PT MBS, for the six months ended June 30, 2023 and 2022, and for each quarter during 2023 and 2022.

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Three Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
June 30, 2023	$52,004	$2,701	$54,705	$508	$59	$567	3.91%	8.59%	4.14%
March 31, 2023	42,912	2,855	45,767	500	57	557	4.66%	8.09%	4.87%
December 31, 2022	42,125	2,956	45,081	473	61	534	4.49%	8.31%	4.74%
September 30, 2022	38,384	3,018	41,402	383	62	445	3.99%	8.17%	4.30%
June 30, 2022	43,568	3,039	46,607	333	59	392	3.06%	7.75%	3.36%
March 31, 2022	54,836	2,905	57,741	472	19	491	3.45%	2.61%	3.40%
Six Months Ended
June 30, 2023	$47,458	$2,778	$50,236	$1,008	$116	$1,124	4.25%	8.33%	4.47%
June 30, 2022	49,202	2,972	52,174	805	78	883	3.27%	5.24%	3.39%

Interest Expense on Repurchase Agreements and the Cost of Funds

Our average outstanding balances under repurchase agreements were $47.7 million and $51.4 million, generating interest expense of approximately $1.1 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively. Our average cost of funds was 4.50% and 0.40% for six months ended June 30, 2023 and 2022, respectively.  There was a 410 bp increase in the average cost of funds and a $3.7 million decrease in average outstanding repurchase agreements during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

Our economic interest expense was $1.1 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively. There was a 286 bp increase in the average economic cost of funds to 4.71% for the six months ended June 30, 2023 from 1.85% for the six months ended June 30, 2022. The $0.6 million increase in economic interest expense was due to the $3.7 million decrease in average outstanding repurchase agreements, combined with the increase in economic cost of funds during the six months ended June 30, 2023.

Our average outstanding balances under repurchase agreements were $51.9 million and $45.9 million, generating interest expense of approximately $564,000 and $73,000 for the three months ended June 30, 2023 and 2022, respectively. Our average cost of funds was 4.35% and 0.63% for three months ended June 30, 2023 and 2022, respectively.  There was a 372 bp increase in the average cost of funds and a $6.0 million increase in average outstanding repurchase agreements during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.

Our economic interest expense was $582,000 and $259,000 for the three months ended June 30, 2023 and 2022, respectively. There was a 224 bp increase in the average economic cost of funds to 4.49% for the three months ended June 30, 2023 from 2.25% for the three months ended June 30, 2022. The $323,000 increase in economic interest expense was due to the $6.0 million increase in average outstanding repurchase agreements, combined with the increase in economic cost of funds during the three months ended June 30, 2023.

Because all of our repurchase agreements are short-term, changes in market rates have a more immediate impact on our interest expense. Our average cost of funds calculated on a GAAP basis was 72 bps below the average one-month SOFR and 43 bps below the average six-month SOFR for the quarter ended June 30, 2023. Our average economic cost of funds was 58 bps below the average one-month SOFR and 29 bps below the average six-month SOFR for the quarter ended June 30, 2023. The average term to maturity of the outstanding repurchase agreements was 45 days at June 30, 2023, compared to 15 days at December 31, 2022.

The tables below present the average outstanding balances under our repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month SOFR rates for the six months ended June 30, 2023 and 2022, and for each quarter in 2023 and 2022, on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Agreements	Basis	Basis	Basis	Basis
June 30, 2023	$51,893	$564	$582	4.35%	4.49%
March 31, 2023	43,455	508	541	4.68%	4.98%
December 31, 2022	43,656	401	586	3.68%	5.37%
September 30, 2022	40,210	210	394	2.09%	3.92%
June 30, 2022	45,870	73	259	0.63%	2.25%
March 31, 2022	56,846	31	216	0.22%	1.52%
Six Months Ended
June 30, 2023	$47,674	$1,072	$1,123	4.50%	4.71%
June 30, 2022	51,358	104	475	0.40%	1.85%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average SOFR		One-Month	Six-Month	One-Month	Six-Month
Three Months Ended	One-Month	Six-Month	SOFR	SOFR	SOFR	SOFR
June 30, 2023	5.07%	4.78%	(0.72)%	(0.43)%	(0.58)%	(0.29)%
March 31, 2023	4.63%	4.09%	0.05%	0.59%	0.35%	0.89%
December 31, 2022	4.06%	2.89%	(0.38)%	0.79%	1.31%	2.48%
September 30, 2022	2.47%	1.43%	(0.38)%	0.66%	1.45%	2.49%
June 30, 2022	1.09%	0.39%	(0.46)%	0.24%	1.16%	1.86%
March 31, 2022	0.16%	0.07%	0.06%	0.15%	1.36%	1.45%
Six Months Ended
June 30, 2023	4.85%	4.44%	(0.35)%	0.06%	(0.14)%	0.27%
June 30, 2022	0.63%	0.23%	(0.23)%	0.17%	1.22%	1.62%

Dividend Income from Orchid

During the six months ended June 30, 2023 and 2022, we owned 569,071  and 519,071 shares of Orchid common stock, respectively. Orchid paid total dividends of $0.960 and $1.450 per share during the six months ended June 30, 2023 and 2022, respectively, resulting in dividend income on this common stock investment of approximately $0.6 million and $0.8 million, respectively. Orchid paid total dividends of $0.48 and $0.675 per share during the three months ended June 30, 2023 and 2022, respectively.  During the three months ended June 30, 2023 and 2022, we received dividends on this common stock investment of approximately $0.3 million and $0.4 million, respectively.

Long-Term Debt

Junior Subordinated Debt

The junior subordinated debt securities pay interest at a floating rate, adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date. As of June 30, 2023, the interest rate was 9.05%. Starting June 30, 2023, the underlying index converted from three-month LIBOR to CME Term SOFR plus a tenor spread adjustment of 0.26161%. The interest rate for subsequent accrual periods will be CME Term SOFR on the applicable reset date plus the tenor spread adjustment of 0.26161% plus the coupon spread of 3.50%. The CME Term SOFR index is in effect for all interest rate resets after July 3, 2023. The LIBOR rate increases since January 2022 have negatively impacted our interest expense.

Interest expense on our junior subordinated debt securities was $1.1 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively. The average rate of interest paid for the six months ended June 30, 2023 was 8.39% compared to 4.16% for the comparable period in 2022.

Interest expense on our junior subordinated debt securities was $0.6 million and $0.3 million for the three month periods ended June 30, 2023 and 2022, respectively.  The average rate of interest paid for the three months ended June 30, 2022 was 8.49% compared to 4.50% for the comparable period in 2022.

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

Gains or Losses and Other Income

The table below presents our gains or losses and other income for the six and three months ended June 30, 2023 and 2022.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Realized losses on sales of MBS	$-	$(858)	$858	$-	$(858)	$858
Unrealized losses on MBS	(263)	(4,034)	3,771	$(921)	$(919)	$(2)
Total losses on MBS	(263)	(4,892)	4,629	(921)	(1,777)	856
Gains (losses) on derivative instruments	242	(50)	292	516	(50)	566
Unrealized losses on Orchid Island Capital, Inc. common stock	(85)	(4,282)	4,197	(216)	(1,038)	822

We invest in MBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from trading in these securities. However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the six months ended June 30, 2022, we sold MBS with a fair value of $23.1 million. We did not sell any MBS during the six months ended June 30, 2023.

The fair value of our MBS portfolio and derivative instruments, and the gains (losses) reported on those financial instruments, are driven by changes in yields and interest rates, the spreads that MBS trade relative to comparable duration U.S. Treasuries or swaps, as well as varying levels of demand for MBS. The table below presents historical interest rate data as of the end of quarter during 2023 and 2022.

The fair value of our MBS portfolio and derivative instruments, and the gains (losses) reported on those financial instruments, are driven in part by changes in yields and interest rates, the spreads that MBS trade relative to comparable duration U.S. Treasuries or swaps, as well as varying levels of demand for MBS, which affect the pricing of the securities in our portfolio. The unrealized gains and losses on MBS may also include the premium lost as a result of prepayments on the underlying mortgages, decreasing unrealized gains or increasing unrealized losses as prepayment speeds or premiums increase. To the extent MBS are carried at a discount to par, unrealized gains or losses on MBS would also include discount accreted as a result of prepayments on the underlying mortgages, increasing unrealized gains or decreasing unrealized losses as speeds on discounts increase. Gains and losses on interest rate futures contracts are affected by changes in implied forward rates during the reporting period. The table below presents historical interest rate data for each quarter end during 2023 and 2022.

	5 Year	10 Year	15 Year	30 Year	Three
	U.S. Treasury	U.S. Treasury	Fixed-Rate	Fixed-Rate	Month
	Rate(1)	Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	SOFR(3)
June 30, 2023	4.13%	3.82%	6.06%	6.71%	5.00%
March 31, 2023	3.61%	3.49%	5.56%	6.32%	4.51%
December 31, 2022	4.00%	3.88%	5.68%	6.42%	3.62%
September 30, 2022	4.04%	3.80%	5.96%	6.70%	2.13%
June 30, 2022	3.00%	2.97%	4.83%	5.70%	0.70%
March 31, 2022	2.42%	2.33%	3.83%	4.67%	0.09%

(1)	Historical 5 Year and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 15 Year and 30 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical SOFR is obtained from the Federal Reserve Bank of New York.

Operating Expenses

For the six and three months ended June 30, 2023, our total operating expenses were approximately $4.6 million and $2.2 million, respectively, compared to approximately $4.1 million and $2.1 million, respectively, for the six and three months ended June 30, 2022. The table below presents a breakdown of operating expenses for the six and three months ended June 30, 2023 and 2022.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Compensation and related benefits	$2,642	$2,606	$36	$1,278	$1,262	$16
Direct advisory services costs	821	556	265	368	348	20
Legal fees	38	64	(26)	20	29	(9)
Accounting, auditing and other professional fees	270	203	67	159	94	65
Directors’ fees and liability insurance	413	393	20	207	197	10
Administrative and other expenses	368	316	52	191	183	8
	$4,552	$4,138	$414	$2,223	$2,113	$110

Beginning with the second quarter of 2022, Bimini began providing certain repurchase agreement trading, clearing and administrative services to Orchid. Providing these services required Bimini to increase staffing and other resources, causing an increase in direct advisory services costs of approximately $265,000 and $20,000 for the six and three month periods ended June 30, 2023, as compared to the six and three months ended June 30, 2022.

Income Tax Provision

We recorded an income tax provision (benefit) for the six months ended June 30, 2023 and 2022 of approximately $0.4 million and $(1.3) million, respectively, on consolidated pre-tax book income (loss) of $1.7 million and $(6.0) million, respectively.

We recorded an income tax provision (benefit) for the three months ended June 30, 2022 and 2021 of approximately $0.1 million and $(0.1) million, respectively, on a consolidated pre-tax book income (loss) of $0.4 million and $(1.3) million, respectively.

Financial Condition:

Mortgage-Backed Securities

As of June 30, 2023, our MBS portfolio consisted of $63.8 million of agency or government MBS at fair value and had a weighted average coupon of 4.12%. During the six months ended June 30, 2023, we received principal repayments of $1.9 million compared to $5.1 million for the comparable period ended June 30, 2022. The average prepayment speeds for the quarters ended June 30, 2023 and 2022 were 9.6% and 20.0%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
June 30, 2023	8.0	13.0	9.6
March 31, 2023	2.4	10.3	5.0
December 31, 2022	8.2	8.4	8.3
September 30, 2022	13.1	7.5	10.8
June 30, 2022	17.2	22.9	20.0
March 31, 2022	18.5	25.6	20.9

The following tables summarize certain characteristics of our PT MBS and structured MBS as of June 30, 2023 and December 31, 2022:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
June 30, 2023
Fixed Rate MBS	$61,159	95.9%	4.52%	335	1-May-53
Structured MBS	2,611	4.1%	2.84%	293	15-May-51
Total MBS Portfolio	$63,770	100.0%	4.12%	333	1-May-53
December 31, 2022
Fixed Rate MBS	$42,974	93.6%	4.07%	329	1-Aug-52
Structured MBS	2,919	6.4%	2.84%	300	15-May-51
Total MBS Portfolio	$45,893	100.0%	3.67%	327	1-Aug-52

($ in thousands)
	June 30, 2023		December 31, 2022
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$32,502	51.0%	$33,883	73.8%
Freddie Mac	31,268	49.0%	12,010	26.2%
Total Portfolio	$63,770	100.0%	$45,893	100.0%

	June 30, 2023	December 31, 2022
Weighted Average Pass-through Purchase Price	$104.23	$105.30
Weighted Average Structured Purchase Price	$4.48	$4.48
Weighted Average Pass-through Current Price	$96.78	$95.58
Weighted Average Structured Current Price	$13.03	$13.37
Effective Duration (1)	4.130	4.323

(1)

Effective duration is the approximate percentage change in price for a 100 basis point change in rates. An effective duration of 4.130 indicates that an interest rate increase of 1.0% would be expected to cause a 4.130% decrease in the value of the MBS in our investment portfolio at June 30, 2023. An effective duration of 4.323 indicates that an interest rate increase of 1.0% would be expected to cause a 4.323% decrease in the value of the MBS in our investment portfolio at December 31, 2022. These figures include the structured securities in the portfolio but do include the effect of our hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of our portfolio assets acquired during the six months ended June 30, 2023 and 2022.

($ in thousands)
	Six Months Ended June 30,
	2023			2022
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$20,046	$100.45	4.90%	$10,822	$99.42	4.08%
Structured MBS	-	-	-	-	-	-

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of June 30, 2023, assuming rates instantaneously fall 100 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS’ effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Fixed Rate MBS	$61,159	$2,486	$(2,896)	$(6,114)	4.06%	(4.74)%	(10.00)%
Structured MBS	2,611	(85)	39	38	(3.26)%	1.49%	1.46%
Total MBS Portfolio	$63,770	$2,401	$(2,857)	$(6,076)	3.77%	(4.48)%	(9.53)%
	Notional	$ Change in Fair Value			% Change in Fair Value
Repurchase Agreement Hedges	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Treasury Futures Contracts	22,400	(1,652)	1,541	3,002	(7.38)%	6.88%	13.40%
Gross Totals		$749	$(1,316)	$(3,074)

(1)	Represents the average contract/notional amount of U.S. Treasury futures contracts.

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

Repurchase Agreements

As of June 30, 2023, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with five of these counterparties. We believe these facilities provide borrowing capacity in excess of our needs. None of these lenders are affiliated with us. These borrowings are secured by our MBS.

As of June 30, 2023, we had obligations outstanding under the repurchase agreements of approximately $60.7 million with a net weighted average borrowing cost of 5.28%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 12 to 80 days, with a weighted average maturity of 45 days. Securing the repurchase agreement obligation as of June 30, 2023 are MBS with an estimated fair value, including accrued interest, of $63.9 million and a weighted average maturity of 334 months. Through August 10, 2023, we have been able to maintain our repurchase facilities with comparable terms to those that existed at June 30, 2023 with maturities through September 21, 2023.

The table below presents information about our period-end, maximum and average repurchase agreement obligations for each quarter in 2023 and 2022.

	Ending	Maximum	Average	Difference Between Ending
	Balance	Balance	Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Agreements	Amount	Percent
June 30, 2023	$60,695	$60,695	$51,893	$8,802	16.96%
March 31, 2023	43,092	43,936	43,455	(363)	(0.84)%
December 31, 2022	43,818	44,780	43,656	162	0.37%
September 30, 2022	43,494	46,977	40,210	3,284	8.17%
June 30, 2022	36,926	53,289	45,870	(8,944)	(19.50)%
March 31, 2022	54,815	58,772	56,846	(2,031)	(3.57)%

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

Internal Sources of Liquidity

Our internal sources of liquidity include our cash balances, unencumbered assets and our ability to liquidate our encumbered security holdings. Our balance sheet also generates liquidity on an ongoing basis through payments of principal and interest we receive on our MBS portfolio and dividends we receive on our investment in Orchid common stock.

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing. The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral. Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty. Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we. Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repo transaction basis. We did not experience any significant margin call activity in the quarter ended June 30, 2023.

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

In future periods we expect to continue to finance our activities through repurchase agreements and through revenues from our advisory services business. As of June 30, 2023, we had cash and cash equivalents of $5.0 million. We generated cash flows of $3.0 million from principal and interest payments on our MBS portfolio and had average repurchase agreements outstanding of $47.7 million during the six months ended June 30, 2023. In addition, during the six months ended June 30, 2023, we received approximately $6.9 million in management fees and expense reimbursements as manager of Orchid and approximately $0.6 million in dividends from our investment in Orchid common stock.

Outlook

Orchid Island Capital Inc.

Orchid Island Capital reported second quarter 2023 net income of $10.2 million and its shareholders equity increased from $451.4 million to $490.1 million. The market conditions described below led to the gains as Orchid reported gains on its derivatives of $93.4 million, exceeding MBS losses of $69.5 million. Further, Orchid raised additional equity capital of approximately $47.6 million during the second quarter of 2023. Orchid is obligated to reimburse us for direct expenses paid on its behalf and to pay to us Orchid’s pro rata share of overhead as defined in the management agreement. As a stockholder of Orchid, we will also continue to share in distributions, if any, paid by Orchid to its stockholders. Our operating results are also impacted by changes in the market value of our holdings of Orchid common shares, although these market value changes do not impact our cash flows from Orchid.

Economic Summary

The regional banking crisis that emerged in March of 2023 seems to have been contained by the various macro-prudential measures implemented by the Fed and U. S. Treasury.  As the perceived risk that the numerous rate increases by the Fed would not cause any problems that could not be contained, the market was left to focus on the economic fundamentals. As a result, the outlook for the economy and monetary policy quickly reverted to where they were in early March before there were any signs of stress in the banking system.  The key elements of the outlook were persistently high core inflation, particularly what the Fed referred to as core services inflation excluding shelter costs, or “super core” inflation, likely driven by a strong and tight labor market.  Measures of super core inflation were persistently high and not falling in the second quarter, and most measures of the labor market implied wage pressures and strong employment would continue to buttress service-related inflation.  Inflation was persistently high in Canada, the United Kingdom and Europe, among other countries, in the second quarter. Because these economies are intertwined with the United States, central bank policy amongst these countries was working in parallel and their bond markets were highly correlated.  The breadth of inflationary pressures across the globe and persistent efforts by the various central banks to contain inflation have impacted bond markets and the outlook for interest rates.

Risk sentiment across the U.S. and most of the globe was weak and precarious in the second quarter as markets expected tight financial conditions and elevated levels of interest rates for an extended period.  Exacerbating conditions further in the U.S. was a prolonged impasse over the debt ceiling between the Republican-controlled House of Representatives and the administration of President Biden.  The Secretary of the Treasury, Janet Yellen, anticipated the government would be unable to function without an increase in its borrowing capacity by mid-June of 2023.  The tension mounted as the two sides slowly worked towards a compromise and peaked in late May before a settlement was reached. In the late stages of the stand-off, risk sentiment across all markets deteriorated, including the Agency MBS market - the market the Company invests in exclusively.

Once a settlement was reached between the Republican leadership in the House of Representatives and the Biden administration, risk sentiment in the markets quickly improved.  However, while the risk of a government shutdown, or worse, was averted, the economic data did not change.  Public comments by Fed officials as well as other central bankers remained very hawkish as inflation measures remained persistently high, labor markets remained very strong and economic activity appeared very resilient to Fed rate increases.  The Fed increased the Fed Funds rate by 25 bps in early May and, after skipping a rate increase at their June meeting, they did again at the July meeting and signaled to the market that they may hike again if economic conditions warrant.

Economic data released the first few days of July was very strong, especially labor market data, and public comments by Fed officials were extremely hawkish, leading the markets to react accordingly.  More recent data seems to indicate inflation and labor market tightness are showing early signs of softening, perhaps indicating that the cumulative rate increases by the Fed may be finally impacting the economy.

While the regional banking crisis was contained by effective macro-prudential policies implemented by the Fed and U.S. Treasury, banks that failed were taken over by the FDIC and their assets were liquidated.  The banks had substantial Agency MBS portfolios.  The process of liquidating approximately $113 billion of various securities began on April 18, 2023, and continued throughout the second quarter of 2023 and into the third quarter.

Interest Rates

The Fed continues to raise interest rates in an effort to slow persistently high core inflation.  As the market senses the Fed will have to increase overnight rates more, and potentially leave them high for an extended period, yields on U.S. Treasuries have increased as well.  Specifically, yields of shorter maturity U.S. Treasuries increased more than longer maturity U.S. Treasuries, reflecting the need for higher overnight rates in the near term and the likelihood the Fed would ultimately be successful in containing inflation, such that longer maturity U.S. Treasury yields increased far less.  This process led the U.S. Treasury curve to continue to invert. The yield spread between the 2-year U.S. Treasury and the 10-year U.S. Treasury reached a cycle peak of -1.084% in early July.  Yields on the 2-year U.S. Treasury peaked at just under 5% in early July after dropping to less than 3.80% in April.  The 2-year U.S. Treasury yield reached 5.073% in early March of 2023, just before the regional banking crisis emerged.

Prior to the developments described above, futures markets were pricing terminal Fed Funds rates slightly above then current levels with several rate decreases throughout the balance of 2023 and beyond.  As of June 30, 2023, the futures markets were pricing a terminal rate peaking at 5.41% in late 2023 and no rate decreases in 2023.

Mortgage rates available to borrowers for Agency MBS were once again more stable during the second quarter than U.S. Treasury yields.  The Mortgage Bankers Association 30-year survey rate averaged 6.62% for the second quarter, with a high of 6.91% and a low of 6.30% for the quarter.  The second quarter is typically the seasonal peak for housing activity and, with rates still generally far above levels available to borrowers a year or more ago, refinancing activity during the second quarter remained very low versus historical norms and remains close to the lowest level observed since the year 2000.

The Agency MBS Market

The Agency MBS market generated a total return of (0.5)% for the second quarter of 2023.  However, the sector outperformed comparable duration SOFR swaps by 1.0% for the second quarter.  Performance for the quarter benefited from reduced rate volatility.  Performance across the 30-year Agency MBS sector, where essentially all of the Company’s capital is invested, versus comparable duration SOFR swaps was even better than the Agency MBS market as a whole, and lower coupon securities outperformed intermediate and higher coupon securities.

The Agency MBS sector underperformed investment grade and sub-investment grade corporates both on an absolute and relative basis (to comparable duration swaps) for the second quarter.  Performance versus most other sectors of the domestic fixed income markets varied, outperforming higher credit sectors and underperforming lower credit sectors.

The FDIC liquidated the assets of two failed banks commencing on April 18, 2023, including approximately $61 billion of Agency MBS assets, in many cases securities very similar to the securities held by the Company.  As of August 3, 2023, the FDIC has liquidated close to 90% of the Agency MBS holdings seized from these banks.  The liquidations had a far more muted impact on the performance of the Agency MBS market than feared when the auction process was announced, as evidenced by the return figures described above.  Agency MBS performance was particularly strong once the debt ceiling impasse was settled in late May, as the sector generated excess returns over comparable duration SOFR swaps of 0.6%.

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

On January 29, 2021, the CDC issued guidance extending eviction moratoriums for covered persons put in place by the CARES Act through March 31, 2021. The FHFA subsequently extended the foreclosure moratorium for loans backed by Fannie Mae and Freddie Mac and the eviction moratorium for real estate owned by Fannie Mae and Freddie Mac until July 31, 2021 and September 30, 2021, respectively. The U.S. Housing and Urban Development Department subsequently extended the FHA foreclosure and eviction moratoria to July 31, 2021, and September 30, 2021, respectively. Despite the expirations of these foreclosure moratoria, a final rule adopted by the CFPB on June 28, 2021, effectively prohibited servicers from initiating a foreclosure before January 1, 2022, in most instances. Foreclosure activity has risen since the end of the moratorium, with foreclosure starts in the first half of 2023 up 13% and 185% from the comparable periods in 2022 and 2021, respectively, and at 106% and 54% of the comparable period 5-year and 10-year historic averages, respectively.

On September 30, 2019, the FHFA announced that Fannie Mae and Freddie Mac (the "Enterprises") were allowed to increase their capital buffers to $25 billion and $20 billion, respectively, from the prior limit of $3 billion each. This step could ultimately lead to the Enterprises being privatized and represents the first concrete step on the road to Enterprise reform.  In December 2020, the FHFA released a final rule on a new regulatory framework for the Enterprises which seeks to implement both a risk-based capital framework and minimum leverage capital requirements. On January 14, 2021, the U.S. Treasury and the FHFA executed letter agreements allowing the Enterprises to continue to retain capital up to their regulatory minimums, including buffers, as prescribed in the December rule.  These letter agreements provide, in part, (i) there will be no exit from conservatorship until all material litigation is settled and the Enterprise has common equity Tier 1 capital of at least 3% of its assets, (ii) the Enterprises will comply with the FHFA’s regulatory capital framework, (iii) higher-risk single-family mortgage acquisitions will be restricted to then current levels, and (iv) the U.S. Treasury and the FHFA will establish a timeline and process for future Enterprise reform. However, no definitive proposals or legislation have been released or enacted with respect to ending the conservatorship, unwinding the Enterprises, or materially reducing the roles of the Enterprises in the U.S. mortgage market. On September 14, 2021, the U.S. Treasury and the FHFA suspended certain policy provisions in the January agreement, including limits on loans acquired for cash consideration, multifamily loans, loans with higher risk characteristics and second homes and investment properties.  On February 25, 2022, the FHFA published a final rule, effective as of April 26, 2022, amending the Enterprise capital framework established in December 2020 by, among other things, replacing the fixed leverage buffer equal to 1.5% of an Enterprise’s adjusted total assets with a dynamic leverage buffer equal to 50% of an Enterprise’s stability capital buffer, reducing the risk weight floor from 10% to 5%, and removing the requirement that the Enterprises must apply an overall effectiveness adjustment to their credit risk transfer exposures. On June 14, 2022, the Enterprises announced that they would each charge a 50 bps fee for commingled securities issued on or after July 1, 2022 to cover the additional capital required for such securities under the Enterprise capital framework, which was subsequently reduced on January 19, 2023 to 9.375 bps for commingled securities issued on or after April 1, 2023 to address industry concern that the fee posed a risk to the fungibility of the Uniform Mortgage-Backed Security (“UMBS”) and negatively impacted liquidity and pricing in the market for TBA securities.

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

On July 28, 2022, the Fed published a proposed rule to implement the LIBOR Act, which was adopted on December 16, 2022.  The final rule, which went into effect on February 27, 2023, sets benchmark SOFR rates to replace overnight, one-month, three-month, six-month and 12-month LIBOR contracts and provides mechanisms for converting most existing LIBOR contracts, including Agency MBS, to SOFR no later than June 30, 2023. The last remaining LIBOR bank panel ended June 30, 2023.  Overnight and 12-month U.S. dollar LIBOR settings have permanently ceased, and 1-, 3- and 6-month U.S. dollar LIBOR will continue to be calculated using a synthetic methodology through September 2024.

The scope and nature of the actions the U.S. government or the Fed will ultimately undertake are unknown and will continue to evolve

Effect on Us

Regulatory developments, movements in interest rates and prepayment rates on our MBS investments affect us in many ways, including the following:

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

Summary

The regional banking crisis that emerged in March of 2023 elicited a severe reaction in the financial markets as fear that accelerated rates increases by the Fed over the past year were beginning to have very adverse effects on some sectors of the economy.  The Fed and U.S. Treasury were very responsive to these developments and the damage was quickly contained by effective macro-prudential policy.  By late April, market focus began to shift away from the prospects of contagion from a couple of high-profile bank failures to persistently high inflation and an economy that appeared to be far more resilient to rate increases than anticipated.  Market sentiment was also influenced by the fact that essentially all of the world’s major central banks were also combatting persistently high inflation and in most cases were likely to continue with rate hikes as well.

As the regional banking crisis ebbed, the market was faced with an impasse between congressional Republicans and the Biden administration over the debt ceiling that hurt market sentiment in May before the impasse was resolved late in the month.  The Agency MBS market in particular was negatively impacted as the spread between the Agency MBS current coupon and the 5-year U.S. Treasury reached approximately 187.5 bps on May 26, 2023.

While the debt ceiling impasse was resolved before the government ran out of borrowing capacity and risk sentiment improved modestly, the economic data, particularly with respect to core inflation and the labor market, did not improve at all.  The U.S. Treasury curve inversion peaked in early July, interest rates continued to rise as the 2-year U.S. Treasury approached 5% and the Fed increased the Fed funds rate another 25 basis points on July 26th. Until there is clear evidence the labor market is softening and inflation is subsiding the market will anticipate interest rates will remain elevated and the Fed may continue to tighten monetary policy.

The Agency MBS market generated a total return of -0.5% for the second quarter of 2023.  However, the sector outperformed comparable duration SOFR swaps by 1.0% for the second quarter.  Performance for the quarter benefited from reduced rate volatility.  Performance across the 30-year Agency MBS sector, where essentially all of the Company’s capital is invested, versus comparable duration SOFR swaps was even better than the Agency MBS market as a whole, and lower coupon securities outperformed intermediate and higher coupon securities.

As the third quarter unfolds, markets and the Fed are closely focused on incoming economic data as it pertains to inflation and the labor markets.  To the extent incoming data supports the notion that the effects of the 500 plus bps of rate increases are having the desired effect, the market will likely anticipate eventual rate decreases by the Fed and the U.S. Treasury curve should steepen, with yields on the front of the curve coming down.  This would likely be very supportive of Agency MBS performance and the financial results of the Company.  To the extent the data is not supportive, the yield curve will likely remain very inverted and Agency MBS performance will be muted.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which requires our management to make some complex and subjective decisions, estimates and assessments. Our most critical accounting policies involve decisions, estimates and assessments which can have a material impact on reported assets, liabilities, revenues and expenses, and these estimates can change each reporting period. There have been no changes to the processes used to determine our critical accounting estimates as discussed in our annual report on Form 10-K for the year ended December 31, 2022.

Capital Expenditures

At June 30, 2023, we had no material commitments for capital expenditures.

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

The Company did not repurchase shares of its common stock during the three months ended June 30, 2023.

The Company did not have any unregistered sales of its equity securities during the three months ended June 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No

3.1	Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Form S-11/A, filed with the SEC on April 29, 2004
3.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated November 3, 2005, filed with the SEC on November 8, 2005
3.3	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 10, 2006, filed with the SEC on February 15, 2006
3.4	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
3.5	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002**

Exhibit 101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.***
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document***
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document***
Exhibit 101.DEF	Inline XBRL Additional Taxonomy Extension Definition Linkbase Document***
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document***
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document***
Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*          Filed herewith.

**         Furnished herewith

***         Submitted electronically herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIMINI CAPITAL MANAGEMENT, INC.

Date: August 11, 2023	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: August 11, 2023	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)