Form 10-Q
period 2023-09-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2023-11-03
CIK 1275477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	November 3, 2023	10,005,457
Class B Common Stock, $0.001 par value	November 3, 2023	31,938
Class C Common Stock, $0.001 par value	November 3, 2023	31,938

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2023	December 31, 2022
ASSETS:
Mortgage-backed securities, at fair value:
Pledged to counterparties	$84,693,749	$45,716,793
Unpledged	167,412	176,643
Total mortgage-backed securities	84,861,161	45,893,436
Cash and cash equivalents	3,793,312	6,010,799
Restricted cash	1,412,250	763,000
Orchid Island Capital, Inc. common stock, at fair value	4,842,794	5,975,248
Accrued interest receivable	420,919	204,018
Property and equipment, net	1,939,946	1,997,313
Deferred tax assets, net	23,498,839	23,178,243
Due from affiliates	1,251,520	1,130,713
Other assets	1,264,819	1,164,181
Total Assets	$123,285,560	$86,316,951

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$81,416,999	$43,817,999
Long-term debt	27,400,415	27,416,239
Accrued interest payable	237,095	194,629
Other liabilities	1,247,833	2,764,005
Total Liabilities	110,302,342	74,192,872

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated; no shares issued and outstanding as of September 30, 2023 and December 31, 2022	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 10,005,457 and 10,019,888 shares issued and outstanding as of September 30, 2023 and December 31, 2022	10,005	10,020
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding as of September 30, 2023 and December 31, 2022	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding as of September 30, 2023 and December 31, 2022	32	32
Additional paid-in capital	329,815,150	329,828,268
Accumulated deficit	(316,842,001)	(317,714,273)
Total Stockholders’ Equity	12,983,218	12,124,079
Total Liabilities and Stockholders' Equity	$123,285,560	$86,316,951

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Nine and Three Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Advisory services	$10,518,862	$9,719,703	$3,620,002	$3,311,962
Interest income	1,962,301	1,328,264	838,505	444,808
Dividend income from Orchid Island Capital, Inc. common stock	819,462	1,035,547	273,154	282,893
Total revenues	13,300,625	12,083,514	4,731,661	4,039,663
Interest expense:
Repurchase agreements	(1,903,101)	(313,843)	(831,068)	(209,928)
Long-term debt	(1,721,760)	(938,557)	(610,303)	(378,752)
Net revenues	9,675,764	10,831,114	3,290,290	3,450,983

Other income (expense):
Unrealized losses on mortgage-backed securities	(2,745,946)	(6,605,850)	(2,483,312)	(2,572,296)
Realized losses on mortgage-backed securities	-	(858,001)	-	-
Unrealized losses on Orchid Island Capital Inc. common stock	(1,132,454)	(7,422,723)	(1,047,091)	(3,140,383)
Gains on derivative instruments	1,411,438	794,500	1,169,766	844,188
Gains on retained interests in securitizations	-	65,928	-	65,928
Other income	167	268	47	81
Other expense, net	(2,466,795)	(14,025,878)	(2,360,590)	(4,802,482)

Expenses:
Compensation and related benefits	3,900,039	3,835,763	1,258,297	1,230,113
Direct advisory services costs	1,137,935	915,134	316,637	358,928
Directors' fees and liability insurance	627,431	587,566	214,165	194,519
Audit, legal and other professional fees	427,210	370,323	119,231	103,090
Administrative and other expenses	564,678	506,872	197,094	190,657
Total expenses	6,657,293	6,215,658	2,105,424	2,077,307

Net income (loss) before income tax benefit	551,676	(9,410,422)	(1,175,724)	(3,428,806)
Income tax benefit	(320,596)	(1,571,076)	(757,016)	(255,618)

Net income (loss)	$872,272	$(7,839,346)	$(418,708)	$(3,173,188)

Basic and Diluted Net Income (Loss) Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$0.09	$(0.75)	$(0.04)	$(0.31)
CLASS B COMMON STOCK
Basic and Diluted	$0.09	$(0.75)	$(0.04)	$(0.31)
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	10,019,307	10,467,091	10,018,163	10,288,785
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938	31,938	31,938

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Nine and Three Months Ended September 30, 2023 and 2022

	Stockholders' Equity
	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total
Balances, January 1, 2023	10,083,764	$10,084	$329,828,268	$(317,714,273)	$12,124,079
Net income	-	-	-	1,005,473	1,005,473
Balances, March 31, 2023	10,083,764	$10,084	$329,828,268	$(316,708,800)	$13,129,552
Net income	-	-	-	285,507	285,507
Balances, June 30, 2023	10,083,764	$10,084	$329,828,268	$(316,423,293)	$13,415,059
Net loss	-	-	-	(418,708)	(418,708)
Class A common shares repurchased and retired	(14,431)	(15)	(13,118)	-	(13,133)
Balances, September 30, 2023	10,069,333	$10,069	$329,815,150	$(316,842,001)	$12,983,218

Balances, January 1, 2022	10,766,070	$10,766	$330,880,252	$(297,891,168)	$32,999,850
Net loss	-	-	-	(3,479,584)	(3,479,584)
Class A common shares repurchased and retired	(188,280)	(188)	(377,110)	-	(377,298)
Balances, March 31, 2022	10,577,790	$10,578	$330,503,142	$(301,370,752)	$29,142,968
Net loss	-	-	-	(1,186,574)	(1,186,574)
Class A common shares repurchased and retired	(41,135)	(41)	(72,958)	-	(72,999)
Balances, June 30, 2022	10,536,655	$10,537	$330,430,184	$(302,557,326)	$27,883,395
Net loss	-	-	-	(3,173,188)	(3,173,188)
Class A common shares repurchased and retired	(225,970)	(226)	(362,126)	-	(362,352)
Balances, September 30, 2022	10,310,685	$10,311	$330,068,058	$(305,730,514)	$24,347,855

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Nine Months Ended September 30, 2023 and 2022

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$872,272	$(7,839,346)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	57,367	53,930
Deferred income tax benefit	(320,596)	(1,571,076)
Unrealized losses on mortgage-backed securities	2,745,946	6,605,850
Realized losses on mortgage-backed securities	-	858,001
Gains on retained interests in securitizations	-	(65,928)
Unrealized losses on Orchid Island Capital, Inc. common stock	1,132,454	7,422,723
Changes in operating assets and liabilities:
Accrued interest receivable	(216,901)	29,838
Due from affiliates	(120,807)	(13,034)
Other assets	(100,638)	391,964
Accrued interest payable	42,466	79,128
Other liabilities	(1,516,172)	(1,241,306)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,575,391	4,710,744

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(45,006,724)	(21,009,391)
Sales	-	23,096,853
Principal repayments	3,293,053	6,982,304
Payments received on retained interests in securitizations	-	65,928
Purchases of property and equipment	-	(46,176)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(41,713,671)	9,089,518

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	380,920,000	268,710,690
Principal repayments on repurchase agreements	(343,321,000)	(284,094,690)
Principal repayments on long-term debt	(15,824)	(16,926)
Class A common shares repurchased and retired	(13,133)	(812,649)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	37,570,043	(16,213,575)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,568,237)	(2,413,313)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	6,773,799	9,812,410
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$5,205,562	$7,399,097

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$3,582,395	$1,173,272

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2023

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

Consolidation

The accompanying consolidated financial statements include the accounts of Bimini Capital and its subsidiaries, as listed above. All inter-company accounts and transactions have been eliminated from the consolidated financial statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three-month periods ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending  December 31, 2023.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase. Restricted cash includes cash pledged as collateral for repurchase agreements and margin for derivative instruments. The following table presents the Company’s cash, cash equivalents and restricted cash as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$3,793,312	$6,010,799
Restricted cash	1,412,250	763,000
Total cash, cash equivalents and restricted cash	$5,205,562	$6,773,799

The Company maintains cash balances at several banks and excess margin with two exchange clearing members. At times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. Restricted cash balances are uninsured, but are held in separate accounts that are segregated from the general funds of the counterparty. The Company limits uninsured balances to only large, well-known banks and exchange clearing members and believes that it is not exposed to significant credit risk on cash and cash equivalents or restricted cash balances.

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

Orchid Island Capital, Inc. Common Stock

The Company accounts for its investment in Orchid common shares at fair value. The change in the fair value and dividends received on this investment are reflected in the consolidated statements of operations for each reporting period. We estimate the fair value of Orchid’s common shares on a market approach using “Level 1” inputs based on the quoted market price of Orchid’s common stock on a national stock exchange.

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

During the nine and three months ended September 30, 2023 and 2022, the Company only held U.S. Treasury Note ("T-Note") futures contracts. The Company recorded gains of approximately $1.4 million and $1.2 million on these instruments during nine and three months ended September 30, 2023, respectively, and gains of $0.8 million during both the nine and three months ended September 30, 2022. As of September 30, 2023 and December 31, 2022, the Company had open short positions of T-Note futures with notional balances of $36.4 million and $14.4 million, respectively.

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

The Company’s U.S. federal income tax returns for years ended on or after December 31, 2020 remain open for examination. Although management believes its calculations for tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different from the tax returns filed by the Company, and those differences could result in significant costs or benefits to the Company. For tax filing purposes, Bimini Capital and its includable subsidiaries, and Royal Palm and its includable subsidiaries, file as separate tax paying entities.

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

The following table summarizes the advisory services revenue from Orchid for the nine and three months ended September 30, 2023 and 2022.

(in thousands)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Management fee	$8,216	$7,881	$2,870	$2,616
Allocated overhead	1,772	1,482	557	522
Repurchase, Clearing and Administrative Fee	531	357	193	174
Total	$10,519	$9,720	$3,620	$3,312

At September 30, 2023 and December 31, 2022, the net amount due from Orchid was approximately $1.3 million and $1.1 million, respectively.

NOTE 3. MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of September 30, 2023 and December 31, 2022:

(in thousands)
	September 30, 2023
	Par Value	Cost (1)	Fair Value	Par Value	Cost (1)	Fair Value
Fixed-rate MBS	$86,224	$88,417	$82,303	$44,963	$46,603	$42,974
Structured MBS (2)	n/a	1,823	2,558	n/a	2,053	2,919
Total	$86,224	$90,240	$84,861	$44,963	$48,656	$45,893

(1)	The cost information in the table above represents the aggregate current par value, multiplied by the purchase price of each security in the portfolio.
(2)	The notional balance for the structured MBS portfolio was $19.4 million and $21.8 million as of September 30, 2023 and December 31, 2022, respectively.

The following table is a summary of the Company’s net loss from the sale of RMBS for the nine months ended September 30, 2023 and 2022.

(in thousands)
	2023	2022
Proceeds from sales of MBS	$-	$23,097
Carrying value of MBS sold	-	(23,955)
Net loss on sales of MBS	$-	$(858)

Gross gain on sales of MBS	$-	$-
Gross loss on sales of MBS	-	(858)
Net loss on sales of MBS	$-	$(858)

NOTE 4. REPURCHASE AGREEMENTS

The Company pledges certain of its MBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of September 30, 2023, the Company had met all margin call requirements.

As of September 30, 2023 and December 31, 2022, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
September 30, 2023
Fair value of securities pledged, including accrued interest receivable	$-	$50,480	$34,631	$-	$85,111
Repurchase agreement liabilities associated with these securities	$-	$47,888	$33,529	$-	$81,417
Net weighted average borrowing rate	-	5.47%	5.53%	-	5.50%
December 31, 2022
Fair value of securities pledged, including accrued interest receivable	$-	$42,553	$3,364	$-	$45,917
Repurchase agreement liabilities associated with these securities	$-	$40,492	$3,326	$-	$43,818
Net weighted average borrowing rate	-	4.50%	4.29%	-	4.48%

In addition, cash pledged to counterparties for repurchase agreements was approximately $0.7 million and $0.5 million as of  September 30, 2023 and  December 31, 2022, respectively.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any. At  September 30, 2023 and December 31, 2022, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $4.3 million and $2.5 million, respectively. Summary information regarding amounts at risk with individual counterparties greater than 10% of equity at  September 30, 2023 and December 31, 2022 is presented in the table below.

$ in thousands)
		% of	Weighted
		Stockholders'	Average
	Amount	Equity	Maturity
Repurchase Agreement Counterparty	at Risk	at Risk	(in Days)
September 30, 2023
Citigroup Global Markets, Inc.	$1,792	13.8%	29
December 31, 2022
Mirae Asset Securities (USA), Inc.	$1,322	10.9%	14

NOTE 5. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes Bimini’s assets pledged as collateral under its repurchase agreements and derivative agreements as of September 30, 2023 and December 31, 2022.

($ in thousands)
	September 30, 2023			December 31, 2022
	Repurchase	Derivative		Repurchase	Derivative
	Agreements	Agreements	Total	Agreements	Agreements	Total
PT MBS - at fair value	$82,303	$-	$82,303	$42,975	$-	$42,975
Structured MBS - at fair value	2,391	-	2,391	2,742	-	2,742
Accrued interest on pledged securities	417	-	417	200	-	200
Restricted cash	693	719	1,412	454	309	763
Total	$85,804	$719	$86,523	$46,371	$309	$46,680

Assets Pledged from Counterparties

The table below summarizes cash pledged to Bimini from counterparties under repurchase agreements as of September 30, 2023 and December 31, 2022. Cash received as margin is recognized in cash and cash equivalents with a corresponding amount recognized as an increase in repurchase agreements in the consolidated balance sheets.

($ in thousands)
Assets Pledged to Bimini	September 30, 2023	December 31, 2022
Cash	$-	$148
Total	$-	$148

NOTE 6. OFFSETTING ASSETS AND LIABILITIES

The Company’s derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of September 30, 2023 and December 31, 2022.

(in thousands)
Offsetting of Liabilities
				Gross Amount Not Offset in the
			Net Amount	Consolidated Balance Sheet
		Gross Amount	of Liabilities	Financial
	Gross Amount	Offset in the	Presented in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Posted as	Posted as	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
September 30, 2023
Repurchase Agreements	$81,417	$-	$81,417	$(80,724)	$(693)	$-
	$81,417	$-	$81,417	$(80,724)	$(693)	$-
December 31, 2022
Repurchase Agreements	$43,818	$-	$43,818	$(43,364)	$(454)	$-
	$43,818	$-	$43,818	$(43,364)	$(454)	$-

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

NOTE 7. LONG-TERM DEBT

Long-term debt at September 30, 2023 and December 31, 2022 is summarized as follows:

(in thousands)
	September 30, 2023	December 31, 2022
Junior subordinated debt	$26,804	$26,804
Secured note payable	596	612
Total	$27,400	$27,416

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

As of September 30, 2023 and December 31, 2022, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate. As of September 30, 2023, the interest rate was 9.17%. Starting June 30, 2023, the underlying index converted from three-month LIBOR to CME Term SOFR plus a tenor spread adjustment of 0.26161%. The interest rate for subsequent accrual periods will be CME Term SOFR on the applicable reset date plus the tenor spread adjustment of 0.26161% plus the coupon spread of 3.50%. The CME Term SOFR index is in effect for all interest rate resets after July 3, 2023. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment to all present and future senior indebtedness.

The Company's included consolidated financial statements present Bimini Capital's BCTII Junior Subordinated Notes issued to BCTII as a liability and Bimini Capital's investment in the common equity securities of BCTII as an asset (included in other assets). For financial statement purposes, Bimini Capital records payments of interest on the Junior Subordinated Notes issued to BCTII as interest expense.

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

The table below presents the future scheduled principal payments on the Company’s long-term debt.

(in thousands)
Last three months of 2023	$7
For the years ended:
2024	25
2025	26
2026	28
2027	29
After 2027	27,285
Total	$27,400

NOTE 8. COMMON STOCK

There were no issuances of Bimini Capital's Class A Common Stock, Class B Common Stock or Class C Common Stock during the nine months ended September 30, 2023 and 2022.

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

On September 16, 2021, the Board authorized a share repurchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 (the “2021 Repurchase Plan”). Pursuant to the 2021 Repurchase Plan, the Company could purchase shares of its Class A Common Stock from time to time for an aggregate purchase price not to exceed $2.5 million. Share repurchases could be executed through various means, including, without limitation, open market transactions. The 2021 Repurchase Plan expired on September 16, 2023 and did not obligate the Company to purchase any shares. From the commencement of the 2021 Repurchase Plan, through its expiration on September 16, 2023, the Company repurchased a total of 789,024 shares at an aggregate cost of approximately $1.3 million, including commissions and fees, for a weighted average price of $1.60 per share.

The Inflation Reduction Act of 2022 signed into law during in August 2022 includes a provision for an excise tax equal to 1% of the fair market value of any stock repurchased by covered corporations during a taxable year, subject to certain limits and provisions, including a $1 million threshold before the tax becomes applicable. The excise tax is effective beginning in 2023. Since the amount of stock repurchases during the nine months ended September 30, 2023 were under the $1 million threshold, no accrual for this excise tax has been recorded during 2023.

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

Management is not aware of any other significant reported or unreported contingencies at September 30, 2023.

NOTE 10. INCOME TAXES

The total income tax benefit recorded for the nine months ended September 30, 2023 and 2022 was $(0.3) million and $(1.6) million, respectively, on consolidated pre-tax book income (loss) of $0.6 million and $(9.4) million, respectively. The total income tax benefit recorded for the three months ended September 30, 2023 and 2022 was $(0.8) million and $(0.3) million, respectively, on consolidated pre-tax book loss of $(1.2) million and $(3.4) million, respectively. The Company is unable to reliably estimate an annual effective tax rate; therefore, it uses the discrete-period computation method for determining its income tax (benefit) provision. The Company's income tax (benefit) provision could be affected by numerous factors, including the projected utilization of net operating loss carryovers and changes in its deferred tax assets and liabilities and their valuations. In that regard, the Company's reported income tax benefit for both the nine and three months ended September 30, 2023 included an adjustment to the deferred tax asset valuation allowance of approximately $0.5 million.

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

NOTE 11. EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. The Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at September 30, 2023 and 2022.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at September 30, 2023 and 2022.

The table below reconciles the numerator and denominator of EPS for the nine and three months ended September 30, 2023 and 2022.

(in thousands, except per-share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Basic and diluted EPS per Class A common share:
Loss attributable to Class A common shares:
Basic and diluted	$869	$(7,815)	$(418)	$(3,163)
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	10,005	10,247	10,005	10,247
Effect of weighting	14	220	13	42
Weighted average shares-basic and diluted	10,019	10,467	10,018	10,289
Loss per Class A common share:
Basic and diluted	$0.09	$(0.75)	$(0.04)	$(0.31)

(in thousands, except per-share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Basic and diluted EPS per Class B common share:
Loss attributable to Class B common shares:
Basic and diluted	$3	$(24)	$(1)	$(10)
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32	32	32
Weighted average shares-basic and diluted	32	32	32	32
Loss per Class B common share:
Basic and diluted	$0.09	$(0.75)	$(0.04)	$(0.31)

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

MBS, Orchid common stock, retained interests and TBA securities were all recorded at fair value on a recurring basis as of September 30, 2023 and December 31, 2022. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

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

The Company’s futures contracts are Level 1 valuations, as they are exchange-traded instruments and quoted market prices are readily available. Futures contracts are settled daily. Retained interests have a recorded fair value of zero as of September 30, 2023 and December 31, 2022, as the prospect of future cash flows is uncertain based on a Level 3 valuation analysis. Any cash received from the retained interests is reflected as a gain in the consolidated statements of operations.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, repurchase agreements, accrued interest payable and other liabilities approximate their carrying value as Level 1 assets under the fair value hierarchy as of September 30, 2023 and December 31, 2022, due to the short-term nature of these financial instruments. The fair value of the Company’s junior subordinated debt approximates its carrying value. The carrying value is a reasonable estimate of fair value since the instrument carries a floating rate that resets frequently. Further information regarding this instrument is presented in Note 7.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
September 30, 2023
Mortgage-backed securities	$84,861	$-	$84,861	$-
Orchid Island Capital, Inc. common stock	4,843	4,843	-	-
December 31, 2022
Mortgage-backed securities	$45,893	$-	$45,893	$-
Orchid Island Capital, Inc. common stock	5,975	5,975	-	-

During the nine months ended September 30, 2023 and 2022, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

NOTE 13. SEGMENT INFORMATION

The Company’s operations are classified into two principal reportable segments: the asset management segment and the investment portfolio segment.

The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. As discussed in Note 2, the revenues of the asset management segment consist of management fees and overhead reimbursements received pursuant to a management agreement with Orchid. Total revenues received under this management agreement for the nine and three months ended September 30, 2023, were approximately $10.5 million and $3.6 million, respectively, accounting for approximately 79% and 77% of consolidated revenues, respectively. Total revenues received under this management agreement for the nine and three months ended September 30, 2022, were approximately $9.7 million and $3.3 million, respectively, accounting for approximately 80% and 82% of consolidated revenues, respectively.

The investment portfolio segment includes the investment activities conducted by Royal Palm. The investment portfolio segment receives revenue in the form of interest and dividend income on its investments.

Segment information for the nine months ended  September 30, 2023 and 2022 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2023
Advisory services, external customers	$10,519	$-	$-	$-	$10,519
Advisory services, other operating segments(1)	89	-	-	(89)	-
Interest and dividend income	-	2,780	2	-	2,782
Interest expense(2)	-	(1,903)	(1,722)	-	(3,625)
Net revenues	10,608	877	(1,720)	(89)	9,676
Other expenses	-	(2,467)	-	-	(2,467)
Operating expenses(3)	(5,174)	(1,483)	-	-	(6,657)
Intercompany expenses(1)	-	(89)	-	89	-
Income (loss) before income taxes(4)	$5,434	$(3,162)	$(1,720)	$-	$552

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2022
Advisory services, external customers	$9,720	$-	$-	$-	$9,720
Advisory services, other operating segments(1)	85	-	-	(85)	-
Interest and dividend income	-	2,364	-	-	2,364
Interest expense(2)	-	(314)	(938)	-	(1,252)
Net revenues	9,805	2,050	(938)	(85)	10,832
Other (expenses) revenue	-	(14,092)	66	-	(14,026)
Operating expenses(3)	(4,914)	(1,302)	-	-	(6,216)
Intercompany expenses(1)	-	(85)	-	85	-
Income (loss) before income taxes(4)	$4,891	$(13,429)	$(872)	$-	$(9,410)

Segment information for the three months ended  September 30, 2023 and 2022 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2023
Advisory services, external customers	$3,620	$-	$-	$-	$3,620
Advisory services, other operating segments(1)	33	-	-	(33)	-
Interest and dividend income	-	1,110	1	-	1,111
Interest expense(2)	-	(831)	(610)	-	(1,441)
Net revenues	3,653	279	(609)	(33)	3,290
Other expenses	-	(2,361)	-	-	(2,361)
Operating expenses(3)	(1,582)	(523)	-	-	(2,105)
Intercompany expenses(1)	-	(33)	-	33	-
Income (loss) before income taxes(4)	$2,071	$(2,638)	$(609)	$-	$(1,176)

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2022
Advisory services, external customers	$3,312	$-	$-	$-	$3,312
Advisory services, other operating segments(1)	29	-	-	(29)	-
Interest and dividend income	-	728	-	-	728
Interest expense(2)	-	(210)	(379)	-	(589)
Net revenues	3,341	518	(379)	(29)	3,451
Other (expenses) revenue	-	(4,868)	66	-	(4,802)
Operating expenses(3)	(1,677)	(401)	-	-	(2,078)
Intercompany expenses(1)	-	(29)	-	29	-
Income (loss) before income taxes(4)	$1,664	$(4,780)	$(313)	$-	$(3,429)

(1)	Includes fees paid by Royal Palm to Bimini Advisors for advisory services.
(2)	Includes interest on repurchase agreements in the Investment Portfolio column and long-term debt in the Corporate column.
(3)	Operating expenses are allocated based on each segment’s proportional share of total revenues.
(4)	Totals in the table above may not foot due to rounding differences.

Assets in each reportable segment as of September 30, 2023 and December 31, 2022 were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
September 30, 2023	$2,144	$113,934	7,208	$123,286
December 31, 2022	1,970	77,483	6,864	86,317

NOTE 14. RELATED PARTY TRANSACTIONS

Relationships with Orchid

At both September 30, 2023 and December 31, 2022, the Company owned 569,071 shares of Orchid common stock, representing approximately 1.1% and 1.6%, respectively, of Orchid’s outstanding common stock on such dates. The Company received dividends on this common stock investment of approximately $0.8 million and $1.0 million during the nine months ended September 30, 2023 and 2022, respectively, and $0.3 million and $0.3 million during the three months ended September 30, 2023 and 2022, respectively.

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

Overview

Bimini Capital Management, Inc. ("Bimini Capital" or the "Company") is a holding company that was formed in September 2003. The Company’s principal wholly-owned operating subsidiary is Royal Palm Capital, LLC. We operate in two business segments: the asset management segment, which includes (a) the investment advisory services provided by Royal Palm’s wholly-owned subsidiary, Bimini Advisors Holdings, LLC, to Orchid Island Capital ("Orchid") and to Royal Palm, and (b) the investment portfolio segment, which includes the investment activities conducted by Royal Palm.

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

Bimini Advisors Holdings, LLC and its wholly-owned subsidiary, Bimini Advisors, LLC (an investment advisor registered with the Securities and Exchange Commission), are collectively referred to as “Bimini Advisors.” Bimini Advisors serves as the external manager of the portfolio of Orchid. From this arrangement, the Company receives management fees and expense reimbursements. As manager, Bimini Advisors is responsible for administering Orchid's business activities and day-to-day operations and, commencing April 1. 2022, provides certain repurchase agreement trading, clearing and administrative services. Pursuant to the terms of the management agreement, Bimini Advisors provides Orchid with its management team, including its officers, along with appropriate support personnel. Bimini Advisors is at all times subject to the supervision and oversight of Orchid's board of directors and has only such functions and authority as delegated to it.

Stock Repurchase Plan

On September 16, 2021, the Board authorized a share repurchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 (the “2021 Repurchase Plan”). Pursuant to the 2021 Repurchase Plan, the Company could purchase shares of its Class A Common Stock from time to time for an aggregate purchase price not to exceed $2.5 million. Share repurchases could be executed through various means, including, without limitation, open market transactions. The 2021 Repurchase Plan expired on September 16, 2023 and did not obligate the Company to purchase any shares. From the commencement of the 2021 Repurchase Plan, through its expiration on September 16, 2023, the Company repurchased a total of 789,024 shares at an aggregate cost of approximately $1.3 million, including commissions and fees, for a weighted average price of $1.60 per share.

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

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

●	interest rate trends;
●	increases in our cost of funds resulting from increases in the Federal Funds rate, that is controlled by the Fed, that occurred in 2022 and the first three quarters of 2023, and may continue to occur;
●	the difference between Agency MBS yields and our funding and hedging costs;
●	competition for, and supply of, Agency MBS for us to invest in;
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

Results of Operations

Described below are the Company’s results of operations for the nine and three months ended September 30, 2023, as compared to the nine and three months ended September 30, 2022.

Net Income (Loss) Summary

Consolidated net income for the nine months ended September 30, 2023 was $0.9 million, or $0.09 basic and diluted income per share of Class A Common Stock, as compared to a consolidated net loss of $7.8 million, or $0.75 basic and diluted loss per share of Class A Common Stock, for the nine months ended September 30, 2022.

Consolidated net loss for the three months ended September 30, 2023 was $0.4 million, or $0.04 basic and diluted income per share of Class A Common Stock, as compared to a consolidated net loss of $3.2 million, or $0.31 basic and diluted loss per share of Class A Common Stock, for the three months ended September 30, 2022.

The components of net income (loss) for the nine and three months ended September 30, 2023 and 2022, along with the changes in those components are presented in the table below.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Advisory services revenues	$10,519	$9,720	$799	$3,620	$3,312	$308
Interest and dividend income	2,782	2,364	418	1,111	728	383
Interest expense	(3,625)	(1,252)	(2,373)	(1,441)	(589)	(852)
Net revenues	9,676	10,832	(1,156)	3,290	3,451	(161)
Other (expense) revenue	(2,467)	(14,026)	11,559	(2,361)	(4,802)	2,441
Expenses	(6,657)	(6,216)	(441)	(2,105)	(2,077)	(28)
Net income (loss) before income tax benefit	552	(9,410)	9,962	(1,176)	(3,428)	2,252
Income tax benefit	(320)	(1,571)	1,251	(757)	(255)	(502)
Net income (loss)	$872	$(7,839)	$8,711	$(419)	$(3,173)	$2,754

GAAP and Non-GAAP Reconciliation

Economic Interest Expense and Economic Net Interest Income

We use derivative instruments, primarily Treasury Note (“T-Note”) futures contracts and TBA short positions to hedge a portion of the interest rate risk on repurchase agreements in a rising rate environment.

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

The tables below present a reconciliation of the adjustments discussed above to interest expense shown for each period relative to our derivative instruments, and the consolidated statements of operations line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for each quarter and nine-month period in 2023 and 2022.

Gains (Losses) on Derivative Instruments

(in thousands)
		Attributed to Current Period (Non-GAAP)			Attributed to Future Periods (Non-GAAP)
	Statement of	Repurchase	Long-Term		Repurchase	Long-Term
Three Months Ended	Operations	Agreements	Debt	Total	Agreements	Debt	Total
September 30, 2023	$1,169	$(11)	$-	$(11)	$1,180	$-	$1,180
June 30, 2023	516	(18)	-	(18)	534	-	534
March 31, 2023	(274)	(33)	-	(33)	(241)	-	(241)
December 31, 2022	7	(185)	(48)	(233)	192	48	240
September 30, 2022	844	(184)	(48)	(232)	1,028	48	1,076
June 30, 2022	(50)	(186)	(48)	(234)	136	48	184
March 31, 2022	-	(185)	(48)	(233)	185	48	233
Nine Months Ended
September 30, 2023	$1,411	$(62)	$-	$(62)	$1,473	$-	$1,473
September 30, 2022	794	(555)	(144)	(699)	1,349	144	1,493

Economic Net Portfolio Interest Income

(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
	GAAP		Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
September 30, 2023	$838	$831	$11	$842	$7	$(4)
June 30, 2023	567	564	18	582	3	(15)
March 31, 2023	557	508	33	541	49	16
December 31, 2022	534	401	185	586	133	(52)
September 30, 2022	445	210	184	394	235	51
June 30, 2022	392	73	186	259	319	133
March 31, 2022	491	31	185	216	460	275
Nine Months Ended
September 30, 2023	$1,962	$1,903	$62	$1,965	$59	$(3)
September 30, 2022	1,328	314	555	869	1,014	459

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income

(in thousands)
	Net Portfolio		Interest Expense on Long-Term Debt
	Interest Income			Effect of		Net Interest Income (Loss)
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
September 30, 2023	$7	$(4)	$611	$-	$611	$(604)	$(615)
June 30, 2023	3	(15)	565	-	565	(562)	(580)
March 31, 2023	49	16	546	-	546	(497)	(530)
December 31, 2022	133	(52)	477	48	525	(344)	(577)
September 30, 2022	235	51	379	48	427	(144)	(376)
June 30, 2022	319	133	304	48	352	15	(219)
March 31, 2022	460	275	256	48	304	204	(29)
Nine Months Ended
September 30, 2023	$59	$(3)	$1,722	$-	$1,722	$(1,663)	$(1,725)
September 30, 2022	1,014	459	939	144	1,083	75	(624)

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Reflects the effect of derivative instrument hedges for only the period presented.
(3)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(4)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Segment Information

We have two operating segments. The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. The investment portfolio segment includes the investment activities conducted by Royal Palm.

Segment information for the nine months ended September 30, 2023 and 2022 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2023
Advisory services, external customers	$10,519	$-	$-	$-	$10,519
Advisory services, other operating segments(1)	89	-	-	(89)	-
Interest and dividend income	-	2,780	2	-	2,782
Interest expense(2)	-	(1,903)	(1,722)	-	(3,625)
Net revenues	10,608	877	(1,720)	(89)	9,676
Other expenses	-	(2,467)	-	-	(2,467)
Operating expenses(3)	(5,174)	(1,483)	-	-	(6,657)
Intercompany expenses(1)	-	(89)	-	89	-
Income (loss) before income taxes(4)	$5,434	$(3,162)	$(1,720)	$-	$552

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2022
Advisory services, external customers	$9,720	$-	$-	$-	$9,720
Advisory services, other operating segments(1)	85	-	-	(85)	-
Interest and dividend income	-	2,364	-	-	2,364
Interest expense(2)	-	(314)	(938)	-	(1,252)
Net revenues	9,805	2,050	(938)	(85)	10,832
Other (expenses) revenue	-	(14,092)	66	-	(14,026)
Operating expenses(3)	(4,914)	(1,302)	-	-	(6,216)
Intercompany expenses(1)	-	(85)	-	85	-
Income (loss) before income taxes(4)	$4,891	$(13,429)	$(872)	$-	$(9,410)

Segment information for the three months ended September 30, 2023 and 2022 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2023
Advisory services, external customers	$3,620	$-	$-	$-	$3,620
Advisory services, other operating segments(1)	33	-	-	(33)	-
Interest and dividend income	-	1,110	1	-	1,111
Interest expense(2)	-	(831)	(610)	-	(1,441)
Net revenues	3,653	279	(609)	(33)	3,290
Other expenses	-	(2,361)	-	-	(2,361)
Operating expenses(3)	(1,582)	(523)	-	-	(2,105)
Intercompany expenses(1)	-	(33)	-	33	-
Income (loss) before income taxes(4)	$2,071	$(2,638)	$(609)	$-	$(1,176)

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2022
Advisory services, external customers	$3,312	$-	$-	$-	$3,312
Advisory services, other operating segments(1)	29	-	-	(29)	-
Interest and dividend income	-	728	-	-	728
Interest expense(2)	-	(210)	(379)	-	(589)
Net revenues	3,341	518	(379)	(29)	3,451
Other (expenses) revenue	-	(4,868)	66	-	(4,802)
Operating expenses(3)	(1,677)	(401)	-	-	(2,078)
Intercompany expenses(1)	-	(29)	-	29	-
Income (loss) before income taxes(4)	$1,664	$(4,780)	$(313)	$-	$(3,429)

(1)	Includes advisory services revenue received by Bimini Advisors from Royal Palm.
(2)	Includes interest expense on repurchase agreements in the Investment Portfolio column and long-term debt in the Corporate column.
(3)	Operating expenses are allocated based on each segment’s proportional share of total revenues.
(4)	Totals in the table above may not foot due to rounding differences.

Assets in each reportable segment were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
September 30, 2023	$2,144	$113,934	7,208	$123,286
December 31, 2022	1,970	77,483	6,864	86,317

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

The following table summarizes the advisory services revenue received from Orchid in each quarter and nine-month period during 2023 and 2022.

(in thousands)
			Advisory Services
					Repurchase,
	Average	Average			Clearing and
	Orchid	Orchid	Management	Overhead	Administrative
Three Months Ended	MBS	Equity	Fee	Allocation	Fees	Total
September 30, 2023	$4,447,098	$964,230	$2,871	$557	$193	$3,621
June 30, 2023	4,186,939	899,109	2,704	639	173	3,516
March 31, 2023	3,769,954	865,722	2,641	576	165	3,382
December 31, 2022	3,370,608	823,516	2,566	560	150	3,276
September 30, 2022	3,571,037	839,935	2,616	522	174	3,312
June 30, 2022	4,260,727	866,539	2,631	519	183	3,333
March 31, 2022	5,545,844	853,576	2,634	441	-	3,075
Nine Months Ended
September 30, 2023	$4,134,664	$909,687	$8,216	$1,772	$531	$10,519
September 30, 2022	4,459,203	853,350	7,881	1,482	357	9,720

Investment Portfolio Segment

Net Portfolio Interest Income (Expense)

We define net portfolio interest income as interest income on MBS less interest expense on repurchase agreement funding. During the nine months ended September 30, 2023, we generated $0.1 million of net portfolio interest income, consisting of $2.0 million of interest income from MBS assets offset by $1.9 million of interest expense on repurchase liabilities. For the comparable period ended September 30, 2022, we generated $1.0 million of net portfolio interest income, consisting of $1.3 million of interest income from MBS assets offset by $0.3 million of interest expense on repurchase liabilities. The $0.6 million increase in interest income was due to an 84 basis point ("bp") increase in yields, combined with a $9.7 million increase in average MBS holdings. There was a $1.6 million increase in interest expense for the nine months ended September 30, 2023 that was due to a 369 bp increase in cost of funds, combined with a $7.8 million increase in average repurchase liabilities.

Our economic interest expense on repurchase liabilities for the nine months ended September 30, 2023 and 2022 was $2.0 million and $0.9 million, respectively, resulting in $(3.0) thousand and $0.5 million of economic net portfolio interest income (expense), respectively.

During the three months ended September 30, 2023, we generated $7,000 of net portfolio interest income, consisting of $838,000 of interest income from MBS assets offset by $831,000 of interest expense on repurchase liabilities. For the comparable period ended September 30, 2022, we generated $235,000 of net portfolio interest income, consisting of $445,000 of interest income from MBS assets offset by $210,000 of interest expense on repurchase liabilities. The $393,000 increase in interest income was due to a 21 basis point ("bp") increase in yields, combined with an $32.9 million increase in average MBS holdings. There was a $621,000 increase in interest expense for the three months ended September 30, 2023 that was due to a 259 bp increase in cost of funds, combined with a $30.9 million increase in average repurchase liabilities.

Our economic interest expense on repurchase liabilities for the three months ended September 30, 2023 and 2022 was $842,000 and $394,000, respectively, resulting in $(4,000) and $51,000 of economic net portfolio interest (expense) income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for the nine months ended September 30, 2023 and 2022 and each quarter in 2023 and 2022 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Held(1)	Income	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
September 30, 2023	$74,316	$838	4.51%	$71,056	$831	$842	4.68%	4.74%
June 30, 2023	54,705	567	4.14%	51,893	564	582	4.35%	4.49%
March 31, 2023	45,767	557	4.87%	43,455	508	541	4.68%	4.98%
December 31, 2022	45,081	534	4.74%	43,656	401	586	3.68%	5.37%
September 30, 2022	41,402	445	4.30%	40,210	210	394	2.09%	3.92%
June 30, 2022	46,607	392	3.36%	45,870	73	259	0.63%	2.25%
March 31, 2022	57,741	491	3.40%	56,846	31	216	0.22%	1.52%
Nine Months Ended
September 30, 2023	$58,263	$1,962	4.49%	$55,468	$1,903	$1,965	4.57%	4.72%
September 30, 2022	48,584	1,328	3.65%	47,642	314	869	0.88%	2.43%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(2)	Basis	Basis(4)
September 30, 2023	$7	$(4)	(0.17)%	(0.23)%
June 30, 2023	3	(15)	(0.21)%	(0.35)%
March 31, 2023	49	16	0.19%	(0.11)%
December 31, 2022	133	(52)	1.06%	(0.63)%
September 30, 2022	235	51	2.21%	0.38%
June 30, 2022	319	133	2.73%	1.11%
March 31, 2022	460	275	3.18%	1.88%
Nine Months Ended
September 30, 2023	$59	$(3)	(0.08)%	(0.23)%
September 30, 2022	1,014	459	2.77%	1.22%

(1)

Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 28 and 29 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)	Economic interest expense and economic net interest income presented in the tables above and the tables on page 29 include the effect of derivative instrument hedges for only the period presented.
(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period related to hedging activities divided by average MBS.
(4)	Economic net interest spread is calculated by subtracting average economic cost of funds from yield on average MBS.

Interest Income and Average Earning Asset Yield

Our interest income for the nine months ended September 30, 2023 was approximately $2.0 million, compared to $1.3 million for the comparable period ended September 30, 2022. Average MBS holdings during the nine months ended September 30, 2023 and 2022 were $58.3 million and $48.6 million, respectively, and yields were 4.49% and 3.65%, for the same time periods, respectively.

Our interest income was approximately $838,000 for the three months ended September 30, 2023 and $445,000 for the three months ended September 30, 2022. Average MBS holdings were $74.3 million and $41.4 million for the three months ended September 30, 2023 and 2022, respectively. The $393,000 increase in interest income was due to a 21 bp increase in yields, combined with a $32.9 million increase in average MBS holdings.

The tables below present the average portfolio size, income and yields of our respective sub-portfolios, consisting of PT MBS and structured, for the nine months ended September 30, 2023 and 2022, and for each quarter during 2023 and 2022.

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Three Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
September 30, 2023	$71,731	$2,585	$74,316	$781	$57	$838	4.35%	8.91%	4.51%
June 30, 2023	52,004	2,701	54,705	508	59	567	3.91%	8.59%	4.14%
March 31, 2023	42,912	2,855	45,767	500	57	557	4.66%	8.09%	4.87%
December 31, 2022	42,125	2,956	45,081	473	61	534	4.49%	8.31%	4.74%
September 30, 2022	38,384	3,018	41,402	383	62	445	3.99%	8.17%	4.30%
June 30, 2022	43,568	3,039	46,607	333	59	392	3.06%	7.75%	3.36%
March 31, 2022	54,836	2,905	57,741	472	19	491	3.45%	2.61%	3.40%
Nine Months Ended
September 30, 2023	$55,549	$2,714	$58,263	$1,789	$173	$1,962	4.29%	8.51%	4.49%
September 30, 2022	45,596	2,988	48,584	1,188	140	1,328	3.48%	6.22%	3.65%

Interest Expense on Repurchase Agreements and the Cost of Funds

Our average outstanding balances under repurchase agreements were $55.5 million and $47.6 million, generating interest expense of approximately $1.9 million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively. Our average cost of funds was 4.57% and 0.88% for nine months ended September 30, 2023 and 2022, respectively.  There was a 369 bp increase in the average cost of funds and a $7.8 million increase in average outstanding repurchase agreements during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Our economic interest expense was $2.0 million and $0.9 million for the nine months ended September 30, 2023 and 2022, respectively. There was a 229 bp increase in the average economic cost of funds to 4.72% for the nine months ended September 30, 2023 from 2.43% for the nine months ended September 30, 2022. The $1.1 million increase in economic interest expense was due to the $7.8 million increase in average outstanding repurchase agreements, combined with the increase in economic cost of funds during the nine months ended September 30, 2023.

Our average outstanding balances under repurchase agreements were $71.1 million and $40.2 million, generating interest expense of approximately $831,000 and $210,000 for the three months ended September 30, 2023 and 2022, respectively. Our average cost of funds was 4.68% and 2.09% for three months ended September 30, 2023 and 2022, respectively.  There was a 259 bp increase in the average cost of funds and a $30.9 million increase in average outstanding repurchase agreements during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.

Our economic interest expense was $842,000 and $394,000 for the three months ended September 30, 2023 and 2022, respectively. There was a 82 bp increase in the average economic cost of funds to 4.74% for the three months ended September 30, 2023 from 3.92% for the three months ended September 30, 2022. The $448,000 increase in economic interest expense was due to the $30.9 million increase in average outstanding repurchase agreements, combined with the increase in economic cost of funds during the three months ended September 30, 2023.

Because all of our repurchase agreements are short-term, changes in market rates have a more immediate impact on our interest expense. Our average cost of funds calculated on a GAAP basis was 64 bps below the average one-month SOFR and 49 bps below the average six-month SOFR for the quarter ended September 30, 2023. Our average economic cost of funds was 58 bps below the average one-month SOFR and 43 bps below the average six-month SOFR for the quarter ended September 30, 2023. The average term to maturity of the outstanding repurchase agreements was 37 days at September 30, 2023, compared to 15 days at December 31, 2022.

The tables below present the average outstanding balances under our repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month SOFR rates for the nine months ended September 30, 2023 and 2022, and for each quarter in 2023 and 2022, on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Agreements	Basis	Basis	Basis	Basis
September 30, 2023	$71,056	$831	$842	4.68%	4.74%
June 30, 2023	51,893	564	582	4.35%	4.49%
March 31, 2023	43,455	508	541	4.68%	4.98%
December 31, 2022	43,656	401	586	3.68%	5.37%
September 30, 2022	40,210	210	394	2.09%	3.92%
June 30, 2022	45,870	73	259	0.63%	2.25%
March 31, 2022	56,846	31	216	0.22%	1.52%
Nine Months Ended
September 30, 2023	$55,468	$1,903	$1,965	4.57%	4.72%
September 30, 2022	47,642	314	869	0.88%	2.43%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average SOFR		One-Month	Six-Month	One-Month	Six-Month
Three Months Ended	One-Month	Six-Month	SOFR	SOFR	SOFR	SOFR
September 30, 2023	5.32%	5.17%	(0.64)%	(0.49)%	(0.58)%	(0.43)%
June 30, 2023	5.07%	4.78%	(0.72)%	(0.43)%	(0.58)%	(0.29)%
March 31, 2023	4.63%	4.09%	0.05%	0.59%	0.35%	0.89%
December 31, 2022	4.06%	2.89%	(0.38)%	0.79%	1.31%	2.48%
September 30, 2022	2.47%	1.43%	(0.38)%	0.66%	1.45%	2.49%
June 30, 2022	1.09%	0.39%	(0.46)%	0.24%	1.16%	1.86%
March 31, 2022	0.16%	0.07%	0.06%	0.15%	1.36%	1.45%
Nine Months Ended
September 30, 2023	5.01%	4.68%	(0.44)%	(0.11)%	(0.29)%	0.04%
September 30, 2022	1.24%	0.63%	(0.36)%	0.25%	1.19%	1.80%

Dividend Income from Orchid

During the nine months ended September 30, 2023 and 2022, we owned 569,071 and 519,071 shares of Orchid common stock, respectively. Orchid paid total dividends of $1.440 and $1.995 per share during the nine months ended September 30, 2023 and 2022, respectively, resulting in dividend income on this common stock investment of approximately $0.8 million and $1.0 million, respectively. Orchid paid total dividends of $0.48 and $0.545 per share during the three months ended September 30, 2023 and 2022, respectively.  During the three months ended September 30, 2023 and 2022, we received dividends on this common stock investment of approximately $0.3 million and $0.3 million, respectively.

Long-Term Debt

Junior Subordinated Debt

The junior subordinated debt securities pay interest at a floating rate, adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date. As of September 30, 2023, the interest rate was 9.17%. Starting June 30, 2023, the underlying index converted from three-month LIBOR to CME Term SOFR plus a tenor spread adjustment of 0.26161%. The interest rate for subsequent accrual periods will be CME Term SOFR on the applicable reset date plus the tenor spread adjustment of 0.26161% plus the coupon spread of 3.50%. The CME Term SOFR index is in effect for all interest rate resets after July 3, 2023. The LIBOR and CME Term SOFR rate increases since January 2022 have negatively impacted our interest expense.

Interest expense on our junior subordinated debt securities was $1.7 million and $0.9 million for the nine months ended September 30, 2023 and 2022, respectively. The average rate of interest paid for the nine months ended September 30, 2023 was 8.62% compared to 4.64% for the comparable period in 2022.

Interest expense on our junior subordinated debt securities was $0.6 million and $0.4 million for the three month periods ended September 30, 2023 and 2022, respectively.  The average rate of interest paid for the three months ended September 30, 2023 was 9.07% compared to 5.58% for the comparable period in 2022.

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

Gains or Losses and Other Income

The table below presents our gains or losses and other income for the nine and three months ended September 30, 2023 and 2022.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Realized losses on sales of MBS	$-	$(858)	$858	$-	$-	$-
Unrealized losses on MBS	(2,746)	(6,606)	3,860	(2,483)	(2,572)	89
Total losses on MBS	(2,746)	(7,464)	4,718	(2,483)	(2,572)	89
Gains on derivative instruments	1,411	795	616	1,170	844	326
Gains on retained interests in securitizations	-	66	(66)	-	66	(66)
Unrealized losses on Orchid Island Capital, Inc. common stock	(1,132)	(7,423)	6,291	(1,047)	(3,140)	2,093

We invest in MBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from trading in these securities. However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the nine months ended September 30, 2022, we sold MBS with a fair value of $23.1 million. We did not sell any MBS during the nine months ended September 30, 2023.

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

	5 Year	10 Year	15 Year	30 Year	Three
	U.S. Treasury	U.S. Treasury	Fixed-Rate	Fixed-Rate	Month
	Rate(1)	Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	SOFR(3)
September 30, 2023	4.61%	4.57%	6.72%	7.31%	5.27%
June 30, 2023	4.13%	3.82%	6.06%	6.71%	5.00%
March 31, 2023	3.61%	3.49%	5.56%	6.32%	4.51%
December 31, 2022	4.00%	3.88%	5.68%	6.42%	3.62%
September 30, 2022	4.04%	3.80%	5.96%	6.70%	2.13%
June 30, 2022	3.00%	2.97%	4.83%	5.70%	0.70%
March 31, 2022	2.42%	2.33%	3.83%	4.67%	0.09%

(1)	Historical 5 Year and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 15 Year and 30 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical SOFR is obtained from the Federal Reserve Bank of New York. The SOFR averages are compounded averages of the SOFR over rolling 30 and 180 day periods.

Operating Expenses

For the nine and three months ended September 30, 2023, our total operating expenses were approximately $6.7 million and $2.1 million, respectively, compared to approximately $6.2 million and $2.1 million, respectively, for the nine and three months ended September 30, 2022. The table below presents a breakdown of operating expenses for the nine and three months ended September 30, 2023 and 2022.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Compensation and related benefits	$3,900	$3,836	$64	$1,258	$1,230	$28
Direct advisory services costs	1,138	915	223	317	359	(42)
Legal fees	48	64	(16)	11	29	(18)
Accounting, auditing and other professional fees	379	306	73	108	74	34
Directors’ fees and liability insurance	627	588	39	214	195	19
Administrative and other expenses	565	507	58	197	190	7
	$6,657	$6,216	$441	$2,105	$2,077	$28

Income Tax Provision

We recorded an income tax benefit for the nine months ended September 30, 2023 and 2022 of approximately $(0.3) million and $(1.6) million, respectively, on consolidated pre-tax book income (loss) of $0.6 million and $(9.4) million, respectively. We recorded an income tax benefit for the three months ended September 30, 2023 and 2022 of approximately $(0.8) million and $(0.3) million, respectively, on a consolidated pre-tax book loss of $(1.2) million and $(3.4) million, respectively. The Company is unable to reliably estimate an annual effective tax rate; therefore, it uses the discrete-period computation method for determining its income tax (benefit) provision.  Our income tax (benefit) provision could be affected by numerous factors, including the projected utilization of net operating loss carryovers and changes in our deferred tax assets and liabilities and their valuations, and can result in significant variations in the customary relationship between pretax income and income tax expense. In that regard, the income tax benefit for both the nine and three months ended September 30, 2023 included an adjustment to the deferred tax asset valuation allowance of approximately $0.5 million.

Financial Condition:

Mortgage-Backed Securities

As of September 30, 2023, our MBS portfolio consisted of $84.9 million of agency or government MBS at fair value and had a weighted average coupon of 4.78%. During the nine months ended September 30, 2023, we received principal repayments of $3.3 million compared to $7.0 million for the comparable period ended September 30, 2022. The average prepayment speeds for the quarters ended September 30, 2023 and 2022 were 4.8% and 10.8%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
September 30, 2023	4.3	6.6	4.8
June 30, 2023	8.0	13.0	9.6
March 31, 2023	2.4	10.3	5.0
December 31, 2022	8.2	8.4	8.3
September 30, 2022	13.1	7.5	10.8
June 30, 2022	17.2	22.9	20.0
March 31, 2022	18.5	25.6	20.9

The following tables summarize certain characteristics of our PT MBS and structured MBS as of September 30, 2023 and December 31, 2022:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
September 30, 2023
Fixed Rate MBS	$82,303	97.0%	5.22%	341	1-Oct-53
Structured MBS	2,558	3.0%	2.84%	292	15-May-51
Total MBS Portfolio	$84,861	100.0%	4.78%	339	1-Oct-53
December 31, 2022
Fixed Rate MBS	$42,974	93.6%	4.07%	329	1-Aug-52
Structured MBS	2,919	6.4%	2.84%	300	15-May-51
Total MBS Portfolio	$45,893	100.0%	3.67%	327	1-Aug-52

($ in thousands)
	September 30, 2023		December 31, 2022
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$30,352	35.8%	$33,883	73.8%
Freddie Mac	54,509	64.2%	12,010	26.2%
Total Portfolio	$84,861	100.0%	$45,893	100.0%

	September 30, 2023	December 31, 2022
Weighted Average Pass-through Purchase Price	$103.88	$105.30
Weighted Average Structured Purchase Price	$4.48	$4.48
Weighted Average Pass-through Current Price	$95.45	$95.58
Weighted Average Structured Current Price	$13.20	$13.37
Effective Duration (1)	3.981	4.323

(1)

Effective duration is the approximate percentage change in price for a 100 basis point change in rates. An effective duration of 3.981 indicates that an interest rate increase of 1.0% would be expected to cause a 3.981% decrease in the value of the MBS in our investment portfolio at September 30, 2023. An effective duration of 4.323 indicates that an interest rate increase of 1.0% would be expected to cause a 4.323% decrease in the value of the MBS in our investment portfolio at December 31, 2022. These figures include the structured securities in the portfolio but do include the effect of our hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of our portfolio assets acquired during the nine months ended September 30, 2023 and 2022.

($ in thousands)
	Nine Months Ended September 30,
	2023			2022
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$45,007	$101.61	5.76%	$21,009	$99.14	4.12%
Structured MBS	-	-	-	-	-	-

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

The duration of our IO and IIO portfolio will vary greatly depending on the structural features of the securities. While prepayment activity will always affect the cash flows associated with the securities, the interest only nature of IO’s may cause their durations to become extremely negative when prepayments are high, and less negative when prepayments are low. Prepayments affect the duration of IIO’s similarly, but the floating rate nature of the coupon of IIOs (which has inverse relationship to their reference index) causes their price movements - and model duration - to be affected by changes in both prepayments and their reference index - both current and anticipated levels. As a result, the duration of IIO securities will also vary greatly.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of September 30, 2023, assuming rates instantaneously fall 100 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS’ effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Fixed Rate MBS	$82,303	$3,150	$(3,656)	$(7,783)	3.83%	(4.44)%	(9.46)%
Structured MBS	2,558	(44)	14	1	(1.72)%	0.55%	0.04%
Total MBS Portfolio	$84,861	$3,106	$(3,642)	$(7,782)	3.66%	(4.29)%	(9.17)%
	Notional	$ Change in Fair Value			% Change in Fair Value
Repurchase Agreement Hedges	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Treasury Futures Contracts	36,400	(2,143)	2,018	4,054	(5.89)%	5.54%	11.14%
Gross Totals		$963	$(1,624)	$(3,728)

(1)	Represents the average contract/notional amount of U.S. Treasury futures contracts.

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

Repurchase Agreements

As of September 30, 2023, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with five of these counterparties. We believe these facilities provide borrowing capacity in excess of our needs. None of these lenders are affiliated with us. These borrowings are secured by our MBS.

As of September 30, 2023, we had obligations outstanding under the repurchase agreements of approximately $81.4 million with a net weighted average borrowing cost of 5.50%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 17 to 72 days, with a weighted average maturity of 37 days. Securing the repurchase agreement obligation as of September 30, 2023 are MBS with an estimated fair value, including accrued interest, of $85.1 million. Through November 3, 2023, we have been able to maintain our repurchase facilities with comparable terms to those that existed at September 30, 2023 with maturities through December 11, 2023.

The table below presents information about our period-end, maximum and average repurchase agreement obligations for each quarter in 2023 and 2022.

	Ending	Maximum	Average	Difference Between Ending
	Balance	Balance	Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Agreements	Amount	Percent
September 30, 2023	$81,417	$81,567	$71,056	$10,361	14.58%
June 30, 2023	60,695	60,695	51,893	8,802	16.96%
March 31, 2023	43,092	43,936	43,455	(363)	(0.84)%
December 31, 2022	43,818	44,780	43,656	162	0.37%
September 30, 2022	43,494	46,977	40,210	3,284	8.17%
June 30, 2022	36,926	53,289	45,870	(8,944)	(19.50)%
March 31, 2022	54,815	58,772	56,846	(2,031)	(3.57)%

Liquidity and Capital Resources

Liquidity is our ability to turn non-cash assets into cash to fund our operations and to meet our obligations in both the short-term (one year or less) and long-term (greater than one year). Our material cash requirements include the purchase of additional investments, repay principal and interest on repurchase agreements and long-term debt (see Note 4 to the consolidated financial statements for more information related to the timing of principal payments and maturities of our long-term debt.), fund overhead and fulfill margin calls. We have both internal and external sources of liquidity. However, our material unused sources of liquidity include cash balances, unencumbered assets and our ability to sell encumbered assets to raise cash. Our balance sheet also generates liquidity on an on-going basis through payments of principal and interest we receive on our MBS portfolio and dividends we receive on our investment in Orchid common stock.

Internal Sources of Liquidity

Our internal sources of liquidity include our cash balances, unencumbered assets and our ability to liquidate our encumbered security holdings. Our balance sheet also generates liquidity on an ongoing basis through payments of principal and interest we receive on our MBS portfolio and dividends we receive on our investment in Orchid common stock.

We employ a hedging strategy that typically involves taking short positions in T-Note futures, TBAs or other instruments. When the market causes these short positions to decline in value we are required to meet margin calls with cash. This can reduce our liquidity position to the extent other securities in our portfolio move in price in such a way that we do not receive enough cash through margin calls to offset the T-Note or TBA short positions related margin calls. If this were to occur in sufficient magnitude, the loss of liquidity might force us to reduce the size of the levered portfolio, pledge additional structured securities to raise funds or risk operating the portfolio with less liquidity.

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

In future periods we expect to continue to finance our activities through repurchase agreements and through revenues from our advisory services business. As of September 30, 2023, we had cash and cash equivalents of $3.8 million. We generated cash flows of $5.0 million from principal and interest payments on our MBS portfolio and had average repurchase agreements outstanding of $55.5 million during the nine months ended September 30, 2023. In addition, during the nine months ended September 30, 2023, we received approximately $10.5 million in management fees and expense reimbursements as manager of Orchid and approximately $0.8 million in dividends from our investment in Orchid common stock.

Outlook

Orchid Island Capital Inc.

Orchid Island Capital reported a third quarter 2023 net loss of $80.1 million and its shareholders equity decreased from $490.1 million to $466.8 million. The market conditions described below led to the losses as Orchid reported realized and unrealized losses on its MBS portfolio of $208.9 million, exceeding unrealized gains on hedge instruments of $142.0 million. Orchid raised additional equity capital of approximately $80.4 million during the third quarter of 2023. Orchid is obligated to reimburse us for direct expenses paid on its behalf and to pay to us Orchid’s pro rata share of overhead as defined in the management agreement. As a stockholder of Orchid, we will also continue to share in distributions, if any, paid by Orchid to its stockholders. Our operating results are also impacted by changes in the market value of our holdings of Orchid common shares, although these market value changes do not impact our cash flows from Orchid.

Economic Summary

The third quarter of 2023 did not play out as market participants expected.  As the Federal Reserve (the “Fed”) and central banks across the globe have continued with their tightening campaigns, the economy in the U.S. has remained remarkably resilient.  In fact, the advanced reading on gross domestic product (“GDP”) for the third quarter of 2023, released on October 26 was 4.9%.  Conversely the inflation data has continued to slowly trend down towards the Fed’s 2% target. The Fed is monitoring this trend with respect to potential future actions, and it may not have to increase short-term interest rates much more, if at all. However, the unknown is just how long the Fed will have to keep monetary policy at the current restrictive levels to ensure inflation appears likely to decline to its target level. The Fed continues to be concerned about the jobs market, which has remained very strong and seems likely to support continued services inflation at elevated levels, as wage levels are the biggest driver of services inflation.

Consumer spending in the U.S. remains quite strong, driven by a robust labor market, as evidenced by strong job gains and initial unemployment claims at very low levels, enhanced by residual savings from the pandemic related government stimulus payments distributed since 2020. While there are clear signs that the tightening conducted by the Fed since their campaign began in March of 2022 has slowed the economy, they are not pervasive and signs of strength in economic growth remain. To the extent these conditions persist, monetary policy is likely to remain restrictive.

Interest Rates

Interest rate movements during the third quarter of 2023 were driven by two significant developments. The first may have implications for the economy for the foreseeable future, not just near-term monetary policy.  At the end of July Fitch Ratings downgraded the credit rating of the United States and Moody’s Investor Services announced the credit rating of the U.S. was under review for a potential down-grade later in the quarter.  At approximately the same time as Fitch announced its downgrade, the U.S. Treasury announced a revision to its debt issuance levels for the balance of the third quarter of 2023.  The revision amounted to an approximate 35% increase compared to previous estimates. The Congressional budget office estimates the fiscal 2023 deficit may reach $2 trillion dollars. Fitch and Moody’s cited the rapidly expanding deficits as the primary cause of the downgrades but also cited the continued government dysfunction owing to rampant partisanship, which may impair the government's ability to effectively manage deficits going forward. Evidence of the latter was on display when the government narrowly avoided a shut-down at the end of September, closely followed by the majority party in the House ousting their speaker.  Since the agreement reached on September 30 only funds the government through November 17, 2023, the next attempt to fund the government for the balance of fiscal year 2024 could prove challenging. The rates market reacted to this development as longer maturity rates increased throughout the balance of the third quarter and into the fourth, implying the market is increasing the term premium associated with longer-term U.S. Treasury notes and bonds. From mid-July through late October, the yield on the 10-year U.S. Treasury note increased by over 100 basis points. Actions abroad also affected longer-term rates in the U.S., namely the Bank of Japan taking steps to relax its yield curve control regime by allowing yields on longer-term maturity Japanese Government Bonds (“JGBs”) to increase. By doing so, it increased the attractiveness of JGBs to Japanese investors over U.S. Treasury securities, thereby lessening demand for U.S. Treasury securities, leading to potentially higher U.S. yields.  The increases in longer-term U.S. Treasury yields tighten financial conditions in the U.S. and support the restrictive monetary policy of the Fed, likely reducing the need of the Fed to increase short-term rates or keep their policy restrictive for as long as might be needed absent this development.  However, to the extent the U.S. continues to generate historically high budget deficits – as is expected - and U.S. Treasury issuance remains elevated, it is possible longer-term rates may remain elevated for much longer than the current economic cycle and have negative implications for the U.S. economy in the future.

A second development during the quarter occurred at the Fed’s September Federal Open Market Committee ("FOMC") meeting when the Fed released their “dot” plot, a summary of FOMC members' anticipated level of the Fed Funds rate for the next several years. The dot plot released reflected a funds rate 50 basis points higher at the end of 2024 than the last dot plot issued at the conclusion of the FOMC meeting in June 2023. The increase reflected expectations for a minimal reduction in the funds rate prior to the end of 2024. The Fed cited the persistently strong economy, particularly the labor market as referenced above, as reasons for keeping monetary policy restrictive for so long. The following morning initial unemployment claims for the prior week were released and were barely above 200,000, a level consistent with a very strong labor market. This triggered a second round of significant movement in long-term U.S. Treasury rates as the U.S. Treasury yield curve steepened even further.  On July 3, 2023, the spread between the 2-year U.S. Treasury note and the 10-year U.S. Treasury note reached a peak for the current cycle at -108.04 basis points.  At the end of the third quarter, the inversion was only -47.35 basis points and has approached -12 basis points in late October. The impact of this development was felt across all markets as risk sentiment collapsed and all financial markets suffered heavy losses.

The developments above also increased volatility across both the fixed income and equity markets, with both realizing levels of volatility and market pricing assumptions of volatility going forward.

The Agency MBS Market

The regional banking crisis that occurred in March of 2023 led to the liquidation of the holdings of the institutions taken over by the FDIC.  The liquidation auctions of over $60 billion of Agency MBS concluded during the third quarter and did not have the outsized negative impact on the market that many had feared.  However, the developments in the rates market described above did have an impact on the Agency MBS market, especially the Fed meeting in September.  As risk sentiment across markets collapsed and volatility across the equity and rates markets increased market participants largely remained on the sidelines as the events unfolded and most asset classes performed very poorly.  This was the case with the Agency MBS market as well.  Spreads on Agency MBS to comparable duration U.S. Treasuries or swaps increased markedly, and in the case of the current coupon 30-year conventional security with a coupon of approximately 6.5%, the spread to the 5-year U.S. Treasury increased by approximately 30 basis points from September 15, 2023 through October 3, 2023.  This spread peaked at just over 186 basis points on October 3, 2023.  By comparison, the same spread was 143.4 basis points in mid-June of 2023.

Based on ICE Bank of America data for the fixed income indices, for the third quarter of 2023 Agency MBS generated a return of -4.1% and -1.6% versus comparable duration swaps, respectively. With respect to individual sectors of the Agency MBS index, longer duration sectors and coupons underperformed owing to the significant steepening of the interest rate curve.  The 30-year fixed rate sector generated returns of -4.6% and -1.9% versus swaps, respectively.  The 15-year sector and Ginnie Mae sectors generated absolute returns of -1.7% and -3.7% respectively.  Returns versus swaps for the 15-year fixed rate and Ginnie Mae sectors were -0.5% and -1.3%, respectively.  Across the 30-year fixed rate coupon stack returns varied from -5.7% for 2.0% coupons to -1.7% for 5.5% coupons. Excess returns for the same coupons were -2.4% and -1.2%, respectively, and the distribution of returns followed the durations of the various coupons in a consistent fashion. The Agency MBS sector underperformed investment grade and sub-investment grade corporates both on an absolute and relative basis (to comparable duration swaps) for the third quarter.

Recent Legislative and Regulatory Developments

In response to the deterioration in the markets for U.S. Treasuries, Agency MBS and other mortgage and fixed income markets resulting from the impacts of the COVID-19 pandemic, the Fed implemented a program of quantitative easing. Through November of 2021, the Fed was committed to purchasing $80 billion of U.S. Treasuries and $40 billion of Agency MBS each month. In November of 2021, it began tapering its net asset purchases each month, ended net asset purchases by early March of 2022, and ended asset purchases entirely in September of 2022. On May 4, 2022, the FOMC announced a plan for reducing the Fed’s balance sheet. In June of 2022, in accordance with this plan, the Fed began reducing its balance sheet by a maximum of $30 billion of U.S. Treasuries and $17.5 billion of Agency MBS each month. On September 21, 2022, the FOMC announced the Fed’s decision to continue reducing the balance sheet by a maximum of $60 billion of U.S Treasuries and $35 billion of Agency MBS per month. As interest rates have increased and prepayment speeds have slowed, the actual balance sheet reduction of Agency MBS has trended well below the cap during 2023.

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

If prepayment rates are relatively low (due, in part, to the refinancing problems described above), lower long-term interest rates can increase the value of our Agency MBS. This is because investors typically place a premium on assets with coupon/yields that are higher than coupon/yields available in the market. To the extent such securities pre-pay slower than would otherwise be the case, we benefit from an above market coupon/yield for longer, enhancing the return from the security. Although lower long-term interest rates may increase asset values in our portfolio, we may not be able to invest new funds in similarly yielding assets.

If prepayment levels increase, the value of any of our Agency MBS that are carried at a premium to par that are affected by such prepayments may decline. This is because a principal prepayment accelerates the effective term of an Agency MBS, which would shorten the period during which an investor would receive above-market returns (assuming the yield on the prepaid asset is higher than market yields). Also, prepayment proceeds may not be able to be reinvested in similar-yielding assets. Agency MBS backed by mortgages with high interest rates are more susceptible to prepayment risk because holders of those mortgages are most likely to refinance to a lower rate. If prepayment levels decrease, the value of any of our Agency MBS that are carried at a discount to par that are affected by such prepayments may increase. This is because a principal prepayment accelerates the effective term of an Agency MBS, which would shorten the timeframe over which an investor would receive the principal of the underlying loans. Agency MBS backed by mortgages with low interest rates are less susceptible to prepayment risk because holders of those mortgages are less likely to refinance to a higher rate. IOs and IIOs, however, may be the types of Agency MBS most sensitive to increased prepayment rates. Because the holder of an IO or IIO receives no principal payments, the values of IOs and IIOs are entirely dependent on the existence of a principal balance on the underlying mortgages. If the principal balance is eliminated due to prepayment, IOs and IIOs essentially become worthless. Although increased prepayment rates can negatively affect the value of our IOs and IIOs, they have the opposite effect on POs. Because POs act like zero-coupon bonds, meaning they are purchased at a discount to their par value and have an effective interest rate based on the discount and the term of the underlying loan, an increase in prepayment rates would reduce the effective term of our POs and accelerate the yields earned on those assets, which would increase our net income.

Higher long-term rates can also affect the value of our Agency MBS. As long-term rates rise, rates available to borrowers also rise. This tends to cause prepayment activity to slow and extend the expected average life of mortgage cash flows. As the expected average life of the mortgage cash flows increases, coupled with higher discount rates, the value of Agency MBS declines. Some of the instruments we may use to hedge our Agency MBS assets, such as interest rate futures, swaps and swaptions, are stable average life instruments. This means that to the extent we use such instruments to hedge our Agency MBS assets, our hedges may not adequately protect us from price declines, and therefore may negatively impact our book value. It is for this reason we use interest only securities in our portfolio. As interest rates rise, the expected average life of these securities increases, causing generally positive price movements as the number and size of the cash flows increase the longer the underlying mortgages remain outstanding. This makes interest only securities desirable hedge instruments for pass-through Agency MBS.

The Agency MBS market began to experience severe dislocations in mid-March 2020 as a result of the economic, health and market turmoil brought about by COVID-19. On March 23, 2020, the Fed announced that it would purchase Agency MBS and U.S. Treasuries in the amounts needed to support smooth market functioning, which largely stabilized the Agency MBS market, but ended these purchases entirely in September 2022 and announced plans to reduce its balance sheet. The Fed's continued reduction of its balance sheet could negatively impact our investments portfolio.

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

Effects on our borrowing costs

We leverage our PT MBS portfolio and a portion of our structured Agency MBS with principal balances through the use of short-term repurchase agreement transactions. The interest rates on our debt are determined by the short term interest rate markets. Increases in the Fed Funds rate or SOFR typically increase our borrowing costs, which could affect our interest rate spread if there is no corresponding increase in the interest we earn on our assets. This would be most prevalent with respect to our Agency MBS backed by fixed rate mortgage loans because the interest rate on a fixed-rate mortgage loan does not change even though market rates may change.

In order to protect our net interest margin against increases in short-term interest rates, we may enter into interest rate swaps, which economically convert our floating-rate repurchase agreement debt to fixed-rate debt, or utilize other hedging instruments such as Fed Funds and T-Note futures contracts or interest rate swaptions.

Summary

The third quarter of 2023 was a very challenging period for the financial markets, especially the fixed income markets in the U.S. The U.S. economy proved incredibly resilient in the face of continued rate increases by the Fed since March of 2022 of 500 basis points of Fed policy tightening in the aggregate. Growth for the third quarter was a surprising 4.9%, as measured by GDP.  The Fed recognizes its goal of bringing inflation back to its 2% target is likely going to require tight monetary policy for an extended period, likely well into 2024.  Fiscal deficits in the U.S. continue to grow and are expected to remain at elevated levels for the next few years.  The deficits, coupled with the dysfunction in Washington, led Fitch to downgrade the debt of the U.S. and Moody’s has indicated it may do the same.  The combination of these factors, among others, drove long-term U.S. Treasury rates much higher and steepened the yield curve, as short-term rates remained fairly steady as the market expects the Fed is at or near the end of their tightening cycle.

The Agency MBS market was meaningfully impacted by these developments, particularly late in the third quarter.  From mid-July through late October, the yield on the 10-year U.S. Treasury note increased by over 100 basis points. At the conclusion of the September Fed meeting the dot plot released by the FOMC indicated it anticipated the Fed Funds rate would be 50 basis points higher at the end of 2024 than its last release in June. These developments drove investors away from risk assets, and they had an outsized impact on the Agency MBS market. One of the primary causes lies in the fact that there are few marginal buyers of the asset class at the moment.  The Fed is proceeding with its quantitative tightening program, so its holdings of Agency MBS and U.S. Treasuries are running off.  The other very large traditional buyer of MBS, banks, are not active in the space given the inverted curve, and multi-sector asset managers are already heavily invested in the sector.  This leaves only the dealer community and the hedge funds that are typically active in the space to support the sector.  Hedge funds are typically very levered and unable to stay engaged in the sector for any length of time during periods of high volatility. As a result, the sector performed very poorly during the third quarter, particularly from late September and into early October.  The returns for the MBS index for the third quarter of 2023 and the month of September were -4.1% and -3.1%, respectively.

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

Capital Expenditures

At September 30, 2023, we had no material commitments for capital expenditures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 16, 2021, the Board authorized a share repurchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 (the “2021 Repurchase Plan”). Pursuant to the 2021 Repurchase Plan, the Company could purchase shares of its Class A Common Stock from time to time for an aggregate purchase price not to exceed $2.5 million. The 2021 Repurchase Plan expired on September 16, 2023.

The table below presents the Company’s share repurchase activity for the three months ended September 30, 2023.

				Approximate Dollar
			Shares Purchased	Amount of Shares
	Total Number	Weighted-Average	as Part of Publicly	That May Yet be
	of Shares	Price Paid	Announced	Repurchased Under
	Repurchased	Per Share	Programs	the Authorization
July 1, 2023 - July 31, 2023	-	$-	-	$1,254,427
August 1, 2023 - August 31, 2023	-	-	-	1,254,427
September 1, 2023 - September 30, 2023	14,431	0.91	-	-
Totals / Weighted Average	14,431	$0.91	-	$-

The Company did not have any unregistered sales of its equity securities during the three months ended September 30, 2023.

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

BIMINI CAPITAL MANAGEMENT, INC.

Date: November 3, 2023	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: November 3, 2023	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)