Form 10-K
period 2023-12-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2024-03-08
CIK 1275477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2023:

Title of each Class	Shares held by non-affiliates	Aggregate market value held by non-affiliates
Class A Common Stock, $0.001 par value	5,712,181	$5,712,181(a)
Class B Common Stock, $0.001 par value	20,760	$1,000 (b)
Class C Common Stock, $0.001 par value	31,938	$1,500 (b)

(a) The aggregate market value was calculated by using the last sale price of the Class A Common Stock as of June 30, 2023.

(b) The market value of the Class B and Class C Common Stock is an estimate based on their initial purchase price.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	March 7, 2024	10,005,457
Class B Common Stock, $0.001 par value	March 7, 2024	31,938
Class C Common Stock, $0.001 par value	March 7, 2024	31,938

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

BIMINI CAPITAL MANAGEMENT, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “should,” “may,” “plans,” “projects,” “will,” or similar expressions, or the negative of these words, we intend to identify forward-looking statements. Statements regarding the following subjects are forward-looking by their nature:

●	our business and investment strategy;
●	our expected operating results;
●	our ability to acquire investments on attractive terms;
●	the effect of prepayment rates on the value of our assets;
●	our ability to access the capital markets;
●	our ability to obtain future financing arrangements;
●	our ability to successfully hedge the interest rate risk and prepayment risk associated with our portfolio;
●	our understanding of our competition and our ability to compete effectively;
●	our ability to quantify risk based on historical experience;
●	our ability to forecast our tax attributes, which are based upon various facts and assumptions, and our ability to protect and use our NOLs to offset future taxable income, including whether our shareholder rights plan will be effective in preventing an ownership change that would significantly limit our ability to utilize such NOLs;
●	expected capital expenditures;
●	the impact of technology on our operations and business;
●	our ability to maintain our exemption from the obligation to register under the Investment Company Act of 1940, as amended (the “Investment Company Act”);
●	market trends;
●	the effect of actual, anticipated or proposed actions of the U.S. government, including the U.S. Federal Reserve (the "Fed"), the Federal Housing Finance Agency (the "FHFA"), the Federal Housing Administration (the "FHA"), the Federal Open Market Committee (the "FOMC") and the U.S. Treasury, on interest rates, monetary policy, fiscal policy and the housing and credit markets;
●

the federal conservatorship of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie-Mae and Freddie Mac and the U.S. government;

●	the impact of inflation on general economic conditions and monetary policy;
●	the impact of possible future changes in tax laws or tax rates; and
●	geo-political events, government responses to such events and the related impact on the economy both nationally and internationally.

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

Our investment strategy consists of the following components:

●	investing in pass-through Agency MBS, CMOs and certain structured Agency MBS on a leveraged basis to increase returns on the capital allocated to this portfolio;
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

●	investing in Agency MBS in order to minimize credit risk;
●	investing in Orchid common stock, and, potentially, other REIT common stock;
●	investing in assets that will cause us to maintain our exclusion from regulation as an investment company under the Investment Company Act.

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

Structured Agency MBS

We also invest in structured Agency MBS, which include CMOs, IOs, IIOs and POs. The payment of principal and interest, to the extent accrued and payable to the security, on structured Agency MBS issued by Ginnie Mae, but not the market value, is guaranteed by the full faith and credit of the federal government. Payment of principal and interest, to the extent accrued and payable to the security, on structured Agency MBS issued by Fannie Mae and Freddie Mac, but not the market value, is guaranteed by the respective agency issuing the security. The types of structured Agency MBS in which we invest are described below.

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

Capital Allocation Strategy

The percentage of capital invested in each of our asset categories will vary and will be managed in an effort to maintain the level of income generated by the combined portfolios, the stability of that income stream and the stability of the value of the combined portfolios. Typically, pass-through Agency MBS and structured Agency MBS exhibit materially different sensitivities to movements in interest rates. Declines in the value of one portfolio may be offset by appreciation in the other, although we cannot assure you that this will be the case. Additionally, we will seek to maintain adequate liquidity as we allocate capital. The value of our investment in Orchid common stock typically fluctuates with Orchid’s book value, which is affected by the same factors that affect our MBS investments.

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

Derivative Instruments. We may enter into derivative instruments to economically hedge against the possibility that rising rates may adversely impact the cost of our repurchase agreement liabilities. The principal instruments that the Company has used to date are federal funds ("Fed Funds"), SOFR and Treasury Note (“T-Note”) futures contracts and options to enter into interest rate swaps (“interest rate swaptions”) and “to-be-announced” (“TBA”) securities transactions, but we may enter into other derivatives in the future.

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

●	investing in Orchid common stock, and, potentially, other REIT common stock; and
●	reducing our overall amount of leverage.

To the extent we are unable to adequately manage our interest rate exposure and are subjected to substantial margin calls, we may be forced to sell assets at an inopportune time which in turn could impair our liquidity and reduce our borrowing capacity and book value. We did not experience significant margin call activity in 2023.

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

Employees and Human Capital Resources

As of December 31, 2023, we had 9 full-time salaried employees, none of whom are subject to a collective bargaining agreement. We provide a variety of benefit programs including a 401(k) plan and health, dental and other insurance. We believe our relationship with our employees is excellent.

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

●	Further downgrades of the U.S. credit rating, automatic spending cuts, mounting budget deficits or another government shutdown could negatively impact our liquidity, financial condition and earnings.
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

●	Valuations of some of our assets may fluctuate over short periods of time and may differ from the values that would have been used if a ready market for these assets existed.
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

●	We have issued long-term debt to fund our operations which can increase the volatility of our earnings and stockholders’ equity.
●	Clearing facilities or exchanges upon which some of our hedging instruments are traded may increase margin requirements on our hedging instruments in the event of adverse economic developments.
●	We depend primarily on a limited number of individuals to operate our business, and the sudden loss of certain key individuals could adversely impact our business.
●	We may change our investment strategy, investment guidelines and asset allocation without notice or stockholder consent, which may result in riskier investments.
●	Loss of our exemption from regulation under the Investment Company Act would negatively affect the value of shares of our common stock.
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

●	The termination of our management agreement with Orchid would significantly reduce our revenues in the near term.
●	We cannot predict the effect that government policies, laws and plans adopted in response to geopolitical events, a global pandemic, or global recessionary economic conditions will have on us.
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

Rising interest rates generally reduce the demand for consumer credit, including mortgage loans, due to the higher cost of borrowing. A reduction in the volume of mortgage loans may affect the volume of Agency MBS available to us, which could affect our ability to acquire assets that satisfy our investment objectives. Rising interest rates may also cause Agency MBS that were issued prior to an interest rate increase to provide yields that exceed prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of Agency MBS or Agency MBS with a yield that exceeds our borrowing costs, our ability to satisfy our investment objectives and to generate income, our business, financial condition and results of operations could be materially and adversely affected.

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

Further downgrades of the U.S. credit rating, automatic spending cuts, mounting budget deficits or another government shutdown could negatively impact our liquidity, financial condition and earnings.

U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

We rely primarily on short-term and/or variable rate borrowings to acquire fixed-rate securities with long-term maturities. In addition, we may have adjustable rate assets with interest rates that vary over time based upon changes in an objective index, such as SOFR, or the U.S. Treasury rate. These indices generally reflect short-term interest rates but these assets may not reset in a manner that matches our borrowings.

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

The Fed owned approximately $2.4 trillion of Agency MBS as of December 31, 2023. After nearly doubling its Agency MBS holdings from $1.4 trillion in March 2020 to a peak of over $2.7 trillion in April of 2022 as a result of its COVID-19 policy response, the Fed halted purchases of Agency MBS in September 2022 and began allowing up to $35 billion per month of Agency MBS to run off its balance sheet.  This, combined with the Fed’s aggressive hikes to the Fed Funds rate in an effort to curb inflation, has resulted in an increase in interest rates and an inversion of the yield curve that has negatively impacted the market value of Agency MBS.  With prepayments slowing in response to rising mortgage rates, Agency MBS runoffs may not reduce the Fed’s balance sheet quickly enough to meet its stated policy goals, raising the possibility of the Fed selling Agency MBS outright.  These actions by the Fed to date, along with interest rate increases, have adversely impacted the prices and returns of Agency MBS.  While it is very difficult to predict the impact of a continuing Fed portfolio runoff or potential sales of Agency MBS on the supply, prices and liquidity of Agency MBS, returns on Agency MBS may be adversely affected.

Short-term interest rates are currently higher than long-term interest rates.  This phenomenon, typically referred to as an inverted treasury or yield curve, occurred during 2022 and 2023, and may continue well into the future.  Under such conditions the Company’s funding costs may equal or exceed yields available on the Company assets, adversely impacting our financial condition and results of operations and our ability to pay distributions to our stockholders.

As the Federal Reserve began to increase over-night funding rates during 2022 short-term interest rates began to rise faster than longer-term interest rates and eventually the treasury yield curve became inverted, whereby yields on short-terms rates exceeded yields on long-term interest rates.  This condition continued through 2023 and continues into 2024, and may continue into the future.  Consistent with this development, funding costs associated with the Company’s borrowings have increased relative to yields on the Company’s MBS securities.  As a result, the Company’s net interest income has declined.  The Company has employed various hedging strategies to off-set the phenomenon.  However, such hedges may not be adequate to protect the Company’s net interest income in the future, adversely affecting our financial conditions, results of operations and the Company may have to reduce or even eliminate is monthly distributions of dividends.

Increased levels of prepayments on the mortgages underlying our Agency MBS might decrease net interest income or result in a net loss, which could materially adversely affect our business, financial condition and results of operations.

In the case of residential mortgages, there are seldom any restrictions on borrowers’ ability to prepay their loans. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, governmental action, general economic conditions and the relative interest rates on ARMs, hybrid ARMs and fixed-rate mortgage loans. To the extent that our pass-through Agency MBS are carried at a premium to par, faster-than-expected prepayments could also materially adversely affect our business, financial condition and results of operations in various ways, including, if we are unable to quickly acquire new Agency MBS that generate comparable returns to replace the prepaid Agency MBS.

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

Significant adverse changes in financial market conditions can result in a deleveraging of the global financial system and the forced sale of large quantities of mortgage-related and other financial assets. Concerns over rising interest rates, growing inflation, economic recession, geopolitical issues including events such as the COVID-19 pandemic or other global pandemics, the wars in Ukraine and Israel, policy priorities of a new U.S. presidential administration, trade wars, unemployment, the availability and cost of financing, the mortgage market and a declining real estate market or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets.

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

Valuations of some of our assets may fluctuate over short periods of time and may differ from the values that would have been used if a ready market for these assets existed.

While in many cases our determination of the fair value of our assets is based on valuations provided by third-party dealers and pricing services, we can and do value assets based upon our judgment, and such valuations may differ from those provided by third-party dealers and pricing services. In general, dealers and pricing services heavily disclaim their valuations. Additionally, dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another. The valuation process during times of market distress can be particularly difficult and unpredictable and during such time the disparity of valuations provided by third-party dealers can widen. Because the price estimates provided by third-party dealers and pricing services may vary, we must make certain judgments and assumptions about the appropriate price to use to calculate the fair values. Our business, financial condition and results of operations could be materially adversely affected if our fair value determinations of these assets were materially higher than the values that would exist if a ready market existed for these assets.

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

In October 2005, Bimini Capital completed a private offering of trust preferred securities of Bimini Capital Trust II, of which $26.8 million are still outstanding. The Company must pay interest on these junior subordinated notes on a quarterly basis at a rate equal to CME 3-month Term SOFR plus a tenor spread adjustment of 0.26161% plus the coupon spread of 3.50%. To the extent the Company’s does not generate sufficient earnings to cover the interest payments on the debt, our earnings and stockholders’ equity may be negatively impacted. The Company considers the junior subordinated notes as part of its long-term capital base. Therefore, for purposes of all disclosure in this report concerning our capital or leverage, the Company considers both stockholders’ equity and the $26.8 million of junior subordinated notes to constitute capital.

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

In response to events having or expected to have adverse economic consequences or which create market uncertainty, clearing facilities or exchanges upon which some of our hedging instruments, such as T-Note, Fed Funds and SOFR futures contracts, are traded may require us to post additional collateral against our hedging instruments. In the event that future adverse economic developments or market uncertainty result in increased margin requirements for our hedging instruments, it could materially adversely affect our liquidity position, business, financial condition and results of operations.

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

Issues related to financing are exacerbated in times of significant dislocation in the financial markets, for example, such as those experienced related to the COVID-19 pandemic. It is possible our lenders will become unwilling or unable to provide us with financing, and we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also have revised and may continue to revise the terms of such financings, including haircuts and requiring additional collateral in the form of cash, based on, among other factors, the regulatory environment and their management of actual and perceived risk. Moreover, the amount of financing we receive under our repurchase agreements will be directly related to our lenders’ valuation of our assets that collateralize the outstanding borrowings. Typically, repurchase agreements grant the lender the absolute right to re-evaluate the fair market value of the assets that cover outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, the lender has the right to initiate a margin call. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. A margin call requires us to transfer additional assets to a lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our common stock to decline. Historically, we have experienced an increase in haircuts on financings we have rolled. As haircuts are increased, we are required to post additional collateral. We may also be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity. As a result of the COVID-19 pandemic, we experienced margin calls in 2020 well beyond historical norms. As of December 31, 2023, we had met all margin call requirements, but a sufficiently deep and/or rapid increase in margin calls or haircuts could have an adverse impact on our liquidity.

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

We depend primarily on a limited number of individuals to operate our business, and the sudden loss of certain key individuals could adversely impact our business.

Our Company only has nine full-time employees, and therefore we depend on the efforts of all to operate our business.  Our current senior management consists of two individuals, Robert E. Cauley, our Chairman and Chief Executive Officer, and G. Hunter Haas, our President, Chief Investment Officer and Chief Financial Officer.  They are supported by others to manage our business, including the recent addition of another senior executive. We depend on the diligence, experience and skill of all of our senior executives in managing all aspects of our business, including the selection, acquisition, structuring and monitoring of securities portfolios and associated borrowings. We have entered into contracts and compensation arrangements with Mr. Cauley and Mr. Haas that encourage their continued employment, although these contracts may not prevent either Mr. Cauley or Mr. Haas from leaving our company. While our Company has succession plans in place for the orderly departure of any key individual, the sudden loss of any of our senior executives could have a short-term adverse impact on our business, financial condition and results of operations.

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

At any time, laws or regulations, or the administrative or judicial interpretations of those laws or regulations, which impact our business and Maryland corporations may be amended. In addition, the markets for MBS and derivatives, including interest rate swaps, have been the subject of intense scrutiny in recent years. We cannot predict when or if any new law, regulation or administrative or judicial interpretation, or any amendment to any existing law, regulation or administrative or judicial interpretation, will be adopted or promulgated or will become effective. Additionally, revisions to these laws, regulations or administrative or judicial interpretations could cause us to change our investments. We could be materially adversely affected by any such change to any existing, or any new, law, regulation or administrative or judicial interpretation, which could reduce the market price of our common stock.

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

Our Board of Directors has not authorized the payment of any cash dividends to our stockholders since 2011. Dividends will be declared and made at the discretion of our Board of Directors out of funds legally available therefor and will depend on our earnings, our financial condition and such other factors as our Board of Directors may deem relevant from time to time. We do not expect to make distributions for the foreseeable future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

The Board plays an active role in overseeing management of our risks, and cybersecurity represents an important component of the Company’s overall approach to risk management and oversight. Our cybersecurity processes and practices are integrated into the Company’s risk management and oversight program.  In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. The Company has adopted a cybersecurity incident response plan to enable rapid response, curtail further security breaches, mitigate and manage costs, and facilitate timely disclosure of material cyber incidents as required by the SEC.

Risk Management and Strategy

The Company and our Board place a high priority on maintaining security over our financial information that can be accessed via the Internet and mitigating information security risks. The Company engages a third-party security firm to provide threat detection and reports, conduct annual testing of our systems, train our employees and generally advise on cybersecurity processes. At least annually, our information technology team make a formal presentation to our Audit Committee and the Board to keep them apprised of the level of cybersecurity that exists to protect our financial information, training of the Company’s officers and employees, and the latest threats that have emerged, including a presentation from the third-party security firm.

The Company’s cybersecurity program is focused on the following key areas:

●

Governance: As discussed in more detail under “Item 1C. Cybersecurity—Governance,” the Audit Committee and the Board oversee cybersecurity risk management by regularly interacting with the Company’s management team, our information technology team and a third-party security firm.

●

Collaborative Approach: The Company has implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

●

Technical Safeguards: The Company deploys technical safeguards that are designed to protect information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, redundant data storage and retention methods, anti-malware functionality and access controls, which are evaluated and improved through vulnerability and exposure assessments and cybersecurity threat intelligence. With the help of our third-party security firm, the Company has implemented several layers of physical security, digital security and data backup.

●

Incident Response and Recovery Planning: The Company has established a comprehensive incident response and recovery plan that addresses the response to a cybersecurity incident and plans to test and evaluate that plan on a regular basis.

●

Third-Party Risk Management: The Company maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including counterparties, service providers or other external users of our systems, as well as the systems of third parties that could adversely impact the Company’s business in the event of a cybersecurity incident affecting those third-party systems.

●

Education and Awareness: A third-party security firm provides training to our employees, helping our information technology team to maintain a state-of-the-art cybersecurity system and staying up to date on the latest threats and counter measures available. The third-party security firm places a high priority on employee threat education through automated internal phishing tests. Our information technology team attends continuing education seminars and receives timely alerts to any new viruses or cyber threats as they occur as a means to equip personnel with effective tools to address cybersecurity threats, and to communicate evolving information security policies, standards, processes and practices.

Governance

The Company believes oversight of cybersecurity risk is the responsibility of the Audit Committee and the full Board. Accordingly, the Audit Committee and the Board oversee the Company’s cybersecurity risk management process. The Board considers the Company’s cybersecurity posture and risk exposure with management taking into consideration the Company’s operations and the types of data retained on its systems as part of its and the Audit Committee’s periodic review of the Company’s risk management. The Company’s primary business involves investments in Agency MBS, which are securities backed primarily by single-family residential mortgage loans. The Company does not receive personal information on individual mortgage borrowers. The Board reviews the Company’s cybersecurity program and risk exposure with management on at least an annual basis and receives periodic reports from management, the information technology team, and the Company’s third-party security firm on these matters from time to time. The Board may also conduct additional cybersecurity reviews or receive additional updates or reports as it deems necessary. Messrs. Cauley and Haas work collaboratively to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plan. These members of the Company’s management team monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents and report such threats and incidents to the Board when appropriate. Messrs. Cauley and Haas each hold undergraduate and graduate degrees in their respective fields, and each have approximately 20 years of experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats. Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to affect the Company, including its business strategy, results of operations or financial condition. The Company is not aware of any material security breach to date. Accordingly, the Company has not incurred any expenses over the last three years on information security breaches. However, the Company faces certain ongoing risks from cybersecurity that, if realized, could materially affect the Company. See “Item 1A. Risk Factors - The occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third party service providers could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations.” There can be no assurance that the Company's cybersecurity risk management program and processes, including its policies, controls or procedures, will be fully implemented, complied with or effective in protecting its systems and information.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Class A Common Stock is traded over-the-counter under the symbol “BMNM”. As of March 7, 2024, we had 10,005,457 shares of Class A Common Stock issued and outstanding, which were held by 105 shareholders of record and 799 beneficial owners whose shares were held in “street name” by brokers and depository institutions.

As of March 7, 2024, we had 31,938 shares of Class B Common Stock outstanding, which were held by 2 holders of record and 31,938 shares of Class C Common Stock outstanding, which were held by one holder of record. There is no established public trading market for our Class B Common Stock or Class C Common Stock.

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

None.

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

Overview

Bimini Capital Management, Inc. ("Bimini Capital" or the "Company") is a holding company that was formed in September 2003. The Company’s principal wholly-owned operating subsidiary is Royal Palm Capital, LLC. We operate in two business segments: the asset management segment, which includes (a) the investment advisory services provided by Royal Palm’s wholly-owned subsidiary, Bimini Advisors Holdings, LLC, to Orchid Island Capital, Inc. ("Orchid") and to Royal Palm, and (b) the investment portfolio segment, which includes the investment activities conducted by Royal Palm.

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

Stock Repurchase Plans

On September 16, 2021, the Board authorized a share repurchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 (the “2021 Repurchase Plan”). Pursuant to the 2021 Repurchase Plan, we could purchase shares of our Class A Common Stock from time to time for an aggregate purchase price not to exceed $2.5 million. Share repurchases could be executed through various means, including, without limitation, open market transactions. The 2021 Repurchase Plan did not obligate the Company to purchase any shares, and it expired on September 16, 2023. From the commencement of the 2021 Repurchase Plan, through its expiration, we repurchased a total of 789,024 shares at an aggregate cost of approximately $1.2 million, including commissions and fees, for a weighted average price of $1.60 per share. During the year ended December 31, 2023, we repurchased a total of 14,431 shares at an aggregate cost of approximately $13,133, including commissions and fees, for a weighted average price of $0.91 per share.

On March 7, 2024, the Board authorized a share repurchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 (the “2024 Repurchase Plan”). Pursuant to the 2024 Repurchase Plan, we can purchase shares of our Class A Common Stock from time to time for an aggregate purchase price not to exceed $2.5 million. Share repurchases can be executed through various means, including, without limitation, open market transactions. The 2024 Repurchase Plan does not obligate the Company to purchase any shares and expires on March 7, 2026.

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

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

●	interest rate trends;
●	increases in our cost of funds resulting from increases in the Federal Funds rate that are controlled by the Federal Reserve (the "Fed") that occurred in 2022 and 2023;
●	the difference between Agency MBS yields and our funding and hedging costs;
●	competition for, and supply of, investments in Agency MBS;
●

actions taken by the U.S. government, including the presidential administration, the U.S. Federal Reserve (the "Fed"), the Federal Open Market Committee (the "FOMC"), the Federal Housing Finance Agency (the "FHFA") and the U.S. Treasury;

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

Results of Operations

Described below are the Company’s results of operations for the year ended December 31, 2023, as compared to the year ended December 31, 2022.

Net Loss Summary

Consolidated net loss for the year ended December 31, 2023 was $4.0 million, or $0.40 basic and diluted loss per share of Class A Common Stock, as compared to consolidated net loss of $19.8 million, or $1.90 basic and diluted loss per share of Class A Common Stock, for the year ended December 31, 2022.

The components of net loss for the years ended December 31, 2023 and 2022, along with the changes in those components are presented in the table below:

(in thousands)
	2023	2022	Change
Advisory services revenue	$13,595	$12,996	$599
Interest and dividend income	4,336	3,155	1,181
Interest expense	(5,419)	(2,131)	(3,288)
Net revenues	12,512	14,020	(1,508)
Other expense	(1,867)	(12,146)	10,279
Expenses	(10,498)	(9,839)	(659)
Net income (loss) before income tax provision	147	(7,965)	8,112
Income tax provision	4,131	11,858	(7,727)
Net loss	$(3,984)	$(19,823)	$15,839

GAAP and Non-GAAP Reconciliation

Economic Interest Expense and Economic Net Interest Income

We use derivative instruments, primarily U.S. Treasury Note (“T-Note”) and SOFR futures contracts and TBA short positions to hedge a portion of the interest rate risk on repurchase agreements in a rising rate environment.

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

The tables below present a reconciliation of the adjustments discussed above to interest expense shown for each period relative to our derivative instruments, and the consolidated statements of operations line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the years ended December 31, 2023 and 2022 and for each quarter during 2023 and 2022.

Gains (Losses) on Derivative Instruments

(in thousands)
		Attributed to Current Period (Non-GAAP)			Attributed to Future Periods (Non-GAAP)
	Statement of	Repurchase	Long-Term		Repurchase	Long-Term
Three Months Ended	Operations	Agreements	Debt	Total	Agreements	Debt	Total
December 31, 2023	$(1,881)	$(21)	$-	$(21)	$(1,860)	$-	$(1,860)
September 30, 2023	1,169	(11)	-	(11)	1,180	-	1,180
June 30, 2023	516	(18)	-	(18)	534	-	534
March 31, 2023	(274)	(33)	-	(33)	(241)	-	(241)
December 31, 2022	7	(185)	(48)	(233)	192	48	240
September 30, 2022	844	(184)	(48)	(232)	1,028	48	1,076
June 30, 2022	(50)	(186)	(48)	(234)	136	48	184
March 31, 2022	-	(185)	(48)	(233)	185	48	233
Years Ended
December 31, 2023	$(470)	$(83)	$-	$(83)	$(387)	$-	$(387)
December 31, 2022	801	(740)	(192)	(932)	1,541	192	1,733

Economic Net Portfolio Interest Income

(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio Interest Income
Three Months Ended	Interest Income	GAAP Basis	Effect of Non-GAAP Hedges(1)	Economic Basis(2)	GAAP Basis	Economic Basis(3)
December 31, 2023	$1,350	$1,178	$21	$1,199	$172	$151
September 30, 2023	838	831	11	842	7	(4)
June 30, 2023	567	564	18	582	3	(15)
March 31, 2023	557	508	33	541	49	16
December 31, 2022	534	401	185	586	133	(52)
September 30, 2022	445	210	184	394	235	51
June 30, 2022	392	73	186	259	319	133
March 31, 2022	491	31	185	216	460	275
Years Ended
December 31, 2023	$3,312	$3,081	$83	$3,164	$231	$148
December 31, 2022	1,862	715	740	1,455	1,147	407

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income

(in thousands
	Net Portfolio		Interest Expense on Long-Term Debt
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
December 31, 2023	$172	$151	$616	$-	$616	$(444)	$(465)
September 30, 2023	7	(4)	611	-	611	(604)	(615)
June 30, 2023	3	(15)	565	-	565	(562)	(580)
March 31, 2023	49	16	546	-	546	(497)	(530)
December 31, 2022	133	(52)	477	48	525	(344)	(577)
September 30, 2022	235	51	379	48	427	(144)	(376)
June 30, 2022	319	133	304	48	352	15	(219)
March 31, 2022	460	275	256	48	304	204	(29)
Years Ended
December 31, 2023	$231	$148	$2,338	$-	$2,338	$(2,107)	$(2,190)
December 31, 2022	1,147	407	1,416	192	1,608	(269)	(1,201)

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Reflects the effect of derivative instrument hedges for only the period presented.
(3)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(4)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Segment Information

We have two operating segments. The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. The investment portfolio segment includes the investment activities conducted by Royal Palm. Segment information for the years ended December 31, 2023 and 2022 is as follows:

(in thousands)
	Asset Management	Investment Portfolio	Corporate		Eliminations	Total
2023
Advisory services, external customers	$13,595	$-	$-		$-	$13,595
Advisory services, other operating segments(1)	124	-	-		(124)	-
Interest and dividend income	-	4,334	2		-	4,336
Interest expense	-	(3,081)	(2,338)	(2)	-	(5,419)
Net revenues	13,719	1,253	(2,336)		(124)	12,512
Other expense	-	(1,867)	-	(3)	-	(1,867)
Operating expenses(4)	(7,848)	(2,649)	(1)		-	(10,498)
Intercompany expenses(1)	-	(124)	-		124	-
Income (loss) before income taxes	$5,871	$(3,387)	$(2,337)		$-	$147
Year end assets	$1,853	$117,012	$6,733		$-	$125,598

	Asset Management	Investment Portfolio	Corporate		Eliminations	Total
2022
Advisory services, external customers	$12,996	$-	$-		$-	$12,996
Advisory services, other operating segments(1)	115	-	-		(115)	-
Interest and dividend income	-	3,155	-		-	3,155
Interest expense	-	(715)	(1,416)	(2)	-	(2,131)
Net revenues	13,111	2,440	(1,416)		(115)	14,020
Other (expense) income	-	(12,212)	66	(3)	-	(12,146)
Operating expenses(4)	(7,805)	(2,034)	-		-	(9,839)
Intercompany expenses(1)	-	(115)	-		115	-
Income (loss) before income taxes	$5,306	$(11,921)	$(1,350)		$-	$(7,965)
Year end assets	$1,970	$77,483	$6,864		$-	$86,317

(1)	Includes advisory services revenue received by Bimini Advisors from Royal Palm.
(2)	Includes interest on long-term debt.
(3)	Includes income recognized on the forgiveness of the PPP loan and gains (losses) on Eurodollar futures contracts entered into as a hedge on junior subordinated notes.
(4)	Corporate expenses are allocated based on each segment’s proportional share of total revenues.

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

In addition, Orchid is obligated to reimburse us for any direct expenses incurred on its behalf and to pay to us an amount equal to Orchid's pro rata portion of certain overhead costs set forth in the management agreement. The management agreement has been renewed through February 2025 and provides for automatic one-year extension options. Should Orchid terminate the management agreement without cause, it will be obligated to pay to us a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the applicable renewal term.

The following table summarizes the advisory services revenue received from Orchid for the years ended December 31, 2023 and 2022 and each quarter during 2023 and 2022.

($ in thousands)
			Advisory Services
	Average	Average			Repurchase,
	Orchid	Orchid	Management	Overhead	Clearing and
Three Months Ended	MBS	Equity	Fee	Allocation	Administrative	Total
December 31, 2023	$4,207,118	$851,532	$2,275	$617	$184	$3,076
September 30, 2023	4,447,098	964,230	2,871	557	193	3,621
June 30, 2023	4,186,939	899,109	2,704	639	173	3,516
March 31, 2023	3,769,954	865,722	2,641	576	165	3,382
December 31, 2022	3,370,608	823,516	2,566	560	150	3,276
September 30, 2022	3,571,037	839,935	2,616	522	174	3,312
June 30, 2022	4,260,727	866,539	2,631	519	183	3,333
March 31, 2022	5,545,844	853,576	2,634	441	-	3,075
Years Ended
December 31, 2023	$4,152,777	$895,148	$10,491	$2,389	$715	$13,595
December 31, 2022	4,187,054	845,892	10,447	2,042	507	12,996

Investment Portfolio Segment

Net Portfolio Interest Income (Expense)

We define net portfolio interest income as interest income on MBS less interest expense on repurchase agreement funding. During the year ended December 31, 2023, we generated $0.2 million of net portfolio interest income, consisting of $3.3 million of interest income from MBS assets offset by $3.1 million of interest expense on repurchase liabilities. For the year ended December 31, 2022, we generated $1.1 million of net portfolio interest income, consisting of $1.9 million of interest income from MBS assets offset by $0.7 million of interest expense on repurchase liabilities. The $1.4 million increase in interest income for the year ended December 31, 2023 was due to a $18.2 million increase in average MBS balances, combined with a 113 basis point ("bp") increase in yields earned on the portfolio. The $2.4 million increase in interest expense for the year ended December 31, 2023 was due to a 339 bp increase in cost of funds, combined with a $16.0 million increase in average repurchase liabilities.

Our economic interest expense on repurchase liabilities for the years ended December 31, 2023 and 2022 was $3.2 million and $1.5 million, respectively, resulting in $0.1 million and $0.4 million of economic net portfolio interest income (expense), respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for each quarter in 2023 and 2022 and for the years ended December 31, 2023 and 2022 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
December 31, 2023	$88,796	$1,350	6.08%	$84,162	$1,178	$1,199	5.60%	5.70%
September 30, 2023	74,316	838	4.51%	71,056	831	842	4.68%	4.74%
June 30, 2023	54,705	567	4.14%	51,893	564	582	4.35%	4.49%
March 31, 2023	45,767	557	4.87%	43,455	508	541	4.68%	4.98%
December 31, 2022	45,081	534	4.74%	43,656	401	586	3.68%	5.37%
September 30, 2022	41,402	445	4.30%	40,210	210	394	2.09%	3.92%
June 30, 2022	46,607	392	3.36%	45,870	73	259	0.63%	2.25%
March 31, 2022	57,741	491	3.40%	56,846	31	216	0.22%	1.52%
Years Ended
December 31, 2023	$65,896	$3,312	5.03%	$62,642	$3,081	$3,164	4.92%	5.05%
December 31, 2022	47,708	1,862	3.90%	46,646	715	1,455	1.53%	3.12%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income (Expense)		Interest Spread
	GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(2)	Basis	Basis(4)
December 31, 2023	$172	$151	0.48%	0.38%
September 30, 2023	7	(4)	(0.17)%	(0.23)%
June 30, 2023	3	(15)	(0.21)%	(0.35)%
March 31, 2023	49	16	0.19%	(0.11)%
December 31, 2022	133	(52)	1.06%	(0.63)%
September 30, 2022	235	51	2.21%	0.38%
June 30, 2022	319	133	2.73%	1.11%
March 31, 2022	460	275	3.18%	1.88%
Years Ended
December 31, 2023	$231	$148	0.11%	(0.02)%
December 31, 2022	1,147	407	2.37%	0.78%

(1)

Portfolio yields and costs of borrowings presented in the tables above and the tables on page 41 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the periods presented.

(2)	Economic interest expense and economic net interest income presented in the tables above and the tables on page 41 include the effect of derivative instrument hedges for only the period presented.
(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period related to hedging activities divided by average MBS held.
(4)	Economic net interest spread is calculated by subtracting average economic cost of funds from yield on average MBS.

Average Asset Yield

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and pass-through MBS (“PT MBS”) for the years ended December 31, 2023 and 2022 and each quarter during 2023 and 2022.

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Three Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
December 31, 2023	$86,242	$2,554	$88,796	$1,294	$56	$1,350	6.00%	8.67%	6.08%
September 30, 2023	71,731	2,585	74,316	781	57	838	4.35%	8.91%	4.51%
June 30, 2023	52,004	2,701	54,705	508	59	567	3.91%	8.59%	4.14%
March 31, 2023	42,912	2,855	45,767	500	57	557	4.66%	8.09%	4.87%
December 31, 2022	42,125	2,956	45,081	473	61	534	4.49%	8.31%	4.74%
September 30, 2022	38,384	3,018	41,402	383	62	445	3.99%	8.17%	4.30%
June 30, 2022	43,568	3,039	46,607	333	59	392	3.06%	7.75%	3.36%
March 31, 2022	54,836	2,905	57,741	472	19	491	3.45%	2.61%	3.40%
Years Ended
December 31, 2023	$63,222	$2,674	$65,896	$3,083	$229	$3,312	4.88%	8.55%	5.03%
December 31, 2022	44,728	2,980	47,708	1,661	201	1,862	3.71%	6.74%	3.90%

Cost of Funds

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 17 bps below the one-month average SOFR and 7 bps above the six-month average SOFR for the year ended December 31, 2023. Our average economic cost of funds was 4 bps below the one-month average SOFR and 20 bps above the six-month average SOFR for the year ended December 31, 2023. The average term to maturity of the outstanding repurchase agreements increased to 29 days at December 31, 2023 from 15 days at December 31, 2022.

The tables below present the average outstanding balance under all repurchase agreements, interest expense and average economic cost of funds, and one-month average and six-month average SOFR rates for each quarter in 2023 and 2022 and for the years December 31, 2023 and 2022 on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Agreements	Basis	Basis	Basis	Basis
December 31, 2023	$84,162	$1,178	$1,199	5.60%	5.70%
September 30, 2023	71,056	831	842	4.68%	4.74%
June 30, 2023	51,893	564	582	4.35%	4.49%
March 31, 2023	43,455	508	541	4.68%	4.98%
December 31, 2022	43,656	401	586	3.68%	5.37%
September 30, 2022	40,210	210	394	2.09%	3.92%
June 30, 2022	45,870	73	259	0.63%	2.25%
March 31, 2022	56,846	31	216	0.22%	1.52%
Years Ended
December 31, 2023	$62,642	$3,081	$3,164	4.92%	5.05%
December 31, 2022	46,646	715	1,455	1.53%	3.12%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average SOFR		One-Month	Six-Month	One-Month	Six-Month
Three Months Ended	One-Month	Six-Month	SOFR	SOFR	SOFR	SOFR
December 31, 2023	5.34%	5.35%	0.26%	0.25%	0.36%	0.35%
September 30, 2023	5.32%	5.17%	(0.64)%	(0.49)%	(0.58)%	(0.43)%
June 30, 2023	5.07%	4.78%	(0.72)%	(0.43)%	(0.58)%	(0.29)%
March 31, 2023	4.63%	4.09%	0.05%	0.59%	0.35%	0.89%
December 31, 2022	4.06%	2.89%	(0.38)%	0.79%	1.31%	2.48%
September 30, 2022	2.47%	1.43%	(0.38)%	0.66%	1.45%	2.49%
June 30, 2022	1.09%	0.39%	(0.46)%	0.24%	1.16%	1.86%
March 31, 2022	0.16%	0.07%	0.06%	0.15%	1.36%	1.45%
Years Ended
December 31, 2023	5.09%	4.85%	(0.17)%	0.07%	(0.04)%	0.20%
December 31, 2022	1.95%	1.20%	(0.42)%	0.33%	1.17%	1.92%

Dividend Income from Orchid

Effective August 30, 2022, Orchid effected a 1-for-5 reverse stock split, converting every five shares of issued and outstanding Orchid common stock into one share of common stock. All share and per share amounts reported in this annual report with respect to Orchid’s common stock have been adjusted to reflect this reverse stock split.

We owned 569,071 shares of Orchid common stock as of both December 31, 2023 and 2022. Orchid paid total dividends of $1.80 per share during 2023 and $2.475 per share during 2022. During the years ended December 31, 2023 and 2022, we received dividends on this common stock investment of approximately $1.0 million and $1.3 million, respectively.

Long-Term Debt

Junior Subordinated Debt

Prior to June 30, 2023, the junior subordinated debt securities paid interest at a floating rate, adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date. Starting June 30, 2023, the underlying index converted from three-month LIBOR to CME Term SOFR plus a tenor spread adjustment of 0.26161%. The interest rate for subsequent accrual periods will be CME Term SOFR on the applicable reset date plus the tenor spread adjustment of 0.26161% plus the coupon spread of 3.50%. The CME Term SOFR index is in effect for all interest rate resets after July 3, 2023. The LIBOR and CME Term SOFR rate increases since January 2022 have negatively impacted our interest expense.  Interest expense on our junior subordinated debt securities was approximately $2.3 million and $1.4 million for the years ended December 31, 2023 and 2022, respectively. The average rate of interest paid for the year ended December 31, 2023 was 8.76% compared to 5.25% for the year ended December 31, 2022. As of December 31, 2023, the interest rate was 9.15%.

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

Gains or Losses and Other Income

The table below presents our gains or losses and other income for the years ended December 31, 2023 and 2022.

(in thousands)
	2023	2022	Change
Realized losses on sales of MBS	$(20)	$(858)	$838
Unrealized losses on MBS	(199)	(5,916)	5,717
Total losses on MBS	(219)	(6,774)	6,555
(Losses) gains on derivative instruments	(470)	801	(1,271)
Unrealized losses on Orchid Island Capital, Inc. common stock	(1,178)	(6,239)	5,061

We invest in MBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from trading in these securities. However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the year ended December 31, 2023, we received proceeds of $18.2 million from the sales of MBS compared to $23.1 million for the year ended December 31, 2022.

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

			15 Year	30 Year	90 Day
	5 Year	10 Year	Fixed-Rate	Fixed-Rate	Average
	Treasury Rate(1)	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	SOFR(3)
December 31, 2023	3.84%	3.87%	5.93%	6.66%	5.36%
September 30, 2023	4.61%	4.57%	6.72%	7.31%	5.27%
June 30, 2023	4.13%	3.82%	6.06%	6.71%	5.00%
March 31, 2023	3.61%	3.49%	5.56%	6.32%	4.51%
December 31, 2022	4.00%	3.88%	5.68%	6.42%	3.62%
September 30, 2022	4.04%	3.80%	5.96%	6.70%	2.13%
June 30, 2022	3.00%	2.97%	4.83%	5.70%	0.70%
March 31, 2022	2.42%	2.33%	3.83%	4.67%	0.09%

(1)	Historical 5 Year and 10 Year Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical SOFR is obtained from the Federal Reserve Bank of New York.

Operating Expenses

For the year ended December 31, 2023, our total operating expenses were approximately $10.5 million compared to approximately $9.8 million for the year ended December 31, 2022. The table below presents a breakdown of operating expenses for the years ended December 31, 2023 and 2022.

(in thousands)
	2023	2022	Change
Compensation and benefits	$6,855	$6,530	$325
Direct advisory services costs	1,511	1,333	178
Legal fees	67	101	(34)
Accounting, auditing and other professional fees	476	404	72
Directors’ fees and liability insurance	837	804	33
Administrative and other expenses	752	667	85
	$10,498	$9,839	$659

Income Taxes

In 2023, we recorded an income tax provision of $4.1 million, including a $2.7 million increase in the deferred tax asset valuation allowance as a result of management’s reassessment, as of December 31, 2023, of the Company’s ability to utilize tax net operating losses (“NOLs”) to offset future taxable income.  In 2022, we recorded an income tax provision of $11.9 million, including a $12.2 million increase in the deferred tax asset valuation allowance as a result of management’s reassessment, as of December 31, 2022, of the Company’s ability to utilize NOLs to offset future taxable income. The Company is unable to reliably estimate an annual effective tax rate; therefore, it uses the discrete-period computation method for determining its income tax (benefit) provision.  Our income tax (benefit) provision could be affected by numerous factors, including the projected utilization of net operating loss carryovers and changes in our deferred tax assets and liabilities and their valuations, and can result in significant variations in the customary relationship between pretax income and income tax expense. In that regard, the income tax provision for the year ended December 31, 2023 included a increase of $2.7 million in the deferred tax asset valuation allowance, while the income tax provision for the year ended December 31, 2022 included an increase of $12.2 million in the deferred tax asset valuation allowance.

Financial Condition:

Mortgage-Backed Securities

As of December 31, 2023, our MBS portfolio consisted of $92.7 million of agency or government MBS at fair value and had a weighted average coupon of 5.44%. During the year ended December 31, 2023, we received principal repayments of $5.4 million compared to $8.2 million for the year ended December 31, 2022. The average prepayment speeds for the quarters ended December 31, 2023 and 2022 were 8.0% and 8.3%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
December 31, 2023	8.9	4.6	8.0
September 30, 2023	4.3	6.6	4.8
June 30, 2023	8.0	13.0	9.6
March 31, 2023	2.4	10.3	5.0
December 31, 2022	8.2	8.4	8.3
September 30, 2022	13.1	7.5	10.8
June 30, 2022	17.2	22.9	20.0
March 31, 2022	18.5	25.6	20.9

The following tables summarize certain characteristics of our PT MBS and structured MBS as of December 31, 2023 and 2022:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
December 31, 2023
Fixed Rate MBS	$90,181	97.3%	6.00%	343	1-Nov-53
Structured MBS	2,550	2.7%	2.84%	290	15-May-51
Total MBS Portfolio	$92,731	100.0%	5.44%	341	1-Nov-53
December 31, 2022
Fixed Rate MBS	$42,974	93.6%	4.07%	329	1-Aug-52
Structured MBS	2,919	6.4%	2.84%	300	15-May-51
Total MBS Portfolio	$45,893	100.0%	3.67%	327	1-Aug-52

($ in thousands)
	December 31, 2023		December 31, 2022
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$38,204	41.2%	$33,883	73.8%
Freddie Mac	54,527	58.8%	12,010	26.2%
Total Portfolio	$92,731	100.0%	$45,893	100.0%

	December 31, 2023	December 31, 2022
Weighted Average Pass-through Purchase Price	$104.43	$105.30
Weighted Average Structured Purchase Price	$4.48	$4.48
Weighted Average Pass-through Current Price	$101.55	$95.58
Weighted Average Structured Current Price	$13.46	$13.37
Effective Duration (1)	2.508	4.323

(1)

Effective duration is the approximate percentage change in price for a 100 bp change in rates. An effective duration of 2.508 indicates that an interest rate increase of 1.0% would be expected to cause a 2.508% decrease in the value of the MBS in our investment portfolio at December 31, 2023. An effective duration of 4.323 indicates that an interest rate increase of 1.0% would be expected to cause a 4.323% decrease in the value of the MBS in our investment portfolio at December 31, 2022. These figures include the structured securities in the portfolio but do include the effect of our funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of our portfolio assets acquired during the years ended December 31, 2023 and 2022.

($ in thousands)
	2023			2022
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$70,657	$101.92	6.03%	$23,192	$99.13	4.22%

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

The duration of our IO and IIO portfolio will vary greatly depending on the structural features of the securities. While prepayment activity will always affect the cash flows associated with the securities, the interest only nature of IO’s may cause their durations to become extremely negative when prepayments are high, and less negative when prepayments are low. Prepayments affect the durations of IIO’s similarly, but the floating rate nature of the coupon of IIOs (which has an inverse relationship to their reference index) cause their price movements - and model duration - to be affected by changes in both prepayments and their reference index - both current and anticipated levels. As a result, the duration of IIO securities will also vary greatly.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of December 31, 2023, assuming rates instantaneously fall 100 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS’ effective duration to movements in interest rates.

($ in thousands)
		$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Fair Value	-200BPS	-100BPS	+100BPS	-200BPS	-100BPS	+100BPS
Fixed Rate MBS	$90,181	$3,779	$2,140	$(2,692)	4.19%	2.37%	(2.99)%
Interest-Only MBS	2,546	(204)	(64)	30	(8.01)%	(2.51)%	1.18%
Inverse Interest-Only MBS	4	3	2	(2)	75.00%	50.00%	(50.00)%
Total MBS Portfolio	$92,731	$3,578	$2,078	$(2,664)	3.86%	2.24%	(2.87)%
	Notional	$ Change in Fair Value			% Change in Fair Value
Repurchase Agreement Hedges	Amount (1)	-200BPS	-100BPS	+100BPS	-200BPS	-100BPS	+100BPS
Futures Contracts	$79,400	(4,794)	(2,337)	2,227	(6.04)%	(2.94)%	2.80%
Totals		$(1,216)	$(259)	$(437)

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

Repurchase Agreements

As of December 31, 2023, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with five of these counterparties. We believe these facilities provide borrowing capacity in excess of our needs. None of these lenders are affiliated with the Company. These borrowings are secured by our MBS and cash.

As of December 31, 2023, we had obligations outstanding under the repurchase agreements of approximately $86.9 million with a net weighted average borrowing cost of 5.56%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 4 to 60 days, with a weighted average maturity of 29 days. Securing the repurchase agreement obligation as of December 31, 2023 are MBS with an estimated fair value, including accrued interest, of $93.1 million. Through March 8, 2024, we have been able to maintain our repurchase facilities with comparable terms to those that existed at December 31, 2023 with maturities through April 29, 2024.

The table below presents information about our period-end and average repurchase agreement obligations for each quarter in 2023 and 2022.

($ in thousands)
				Difference Between Ending
	Ending	Maximum	Average	Repurchase Agreements and
	Balance of	Balance of	Balance of	Average
	Repurchase	Repurchase	Repurchase	Repurchase Agreements
Three Months Ended	Agreements	Agreements	Agreements	Amount	Percent
December 31, 2023	$86,907	$86,919	$84,162	$2,745	3.26%
September 30, 2023	81,417	81,567	71,056	10,361	14.58%
June 30, 2023	60,695	60,695	51,893	8,802	16.96%
March 31, 2023	43,092	43,936	43,455	(363)	(0.84)%
December 31, 2022	43,818	44,780	43,656	162	0.37%
September 30, 2022	43,494	46,977	40,210	3,284	8.17%
June 30, 2022	36,926	53,289	45,870	(8,944)	(19.50)%
March 31, 2022	54,815	58,772	56,846	(2,031)	(3.57)%

Liquidity and Capital Resources

Liquidity is our ability to turn non-cash assets into cash to fund our operations and to meet our obligations in both the short-term (one year or less) and long-term (greater than one year). Our material cash requirements include the purchase of additional investments, repay principal and interest on repurchase agreements and long-term debt (see Note 9 to the consolidated financial statements for more information related to the timing of principal payments and maturities of our long-term debt.), fund overhead and fulfill margin calls. We have both internal and external sources of liquidity. However, our material unused sources of liquidity include cash balances, unencumbered assets and our ability to sell encumbered assets to raise cash. Our balance sheet also generates liquidity on an on-going basis through payments of principal and interest we receive on our MBS portfolio and dividends we receive on our investment in Orchid common stock.

Internal Sources of Liquidity

Our internal sources of liquidity include our cash balances, unencumbered assets and our ability to liquidate our encumbered security holdings. Our balance sheet also generates liquidity on an ongoing basis through payments of principal and interest we receive on our MBS portfolio and dividends we receive on our investment in Orchid common stock.

We employ a hedging strategy that typically involves taking short positions in T-Note and SOFR futures, TBAs or other instruments. When the market causes these short positions to decline in value we are required to meet margin calls with cash. This can reduce our liquidity position to the extent other securities in our portfolio move in price in such a way that we do not receive enough cash through margin calls to offset the futures or TBA short position related margin calls. If this were to occur in sufficient magnitude, the loss of liquidity might force us to reduce the size of the levered portfolio, pledge additional structured securities to raise funds or risk operating the portfolio with less liquidity.

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

In future periods we expect to continue to finance our activities through repurchase agreements and through revenues from our advisory services business. As of December 31, 2023, we had cash and cash equivalents of $3.7 million. We generated cash flows of $8.5 million from principal and interest payments on our MBS portfolio and had average repurchase agreements outstanding of $62.6 million during the year ended December 31, 2023. In addition, during the year ended December 31, 2023, we received approximately $13.6 million in management fees and expense reimbursements as manager of Orchid and approximately $1.0 million in dividends from our investment in Orchid common stock.

Outlook

Orchid Island Capital Inc.

Orchid Island Capital reported net income for the fourth quarter 2023 of $27.1 million and its shareholders equity increased from $466.8 million to $469.9 million. The market conditions described below led to these results as Orchid reported realized and unrealized gains on its MBS portfolio of $183.0 million, exceeding realized and unrealized losses on hedge instruments of $149.0 million. Orchid is obligated to reimburse us for direct expenses paid on its behalf and to pay to us Orchid’s pro rata share of overhead as defined in the management agreement. As a stockholder of Orchid, we will also continue to share in distributions, if any, paid by Orchid to its stockholders. Our operating results are also impacted by changes in the market value of our holdings of Orchid common shares, although these market value changes do not impact our cash flows from Orchid.

Economic Summary

The fourth quarter of 2023 may prove to be the pivotal quarter in the current interest rate cycle.  As the third quarter came to a close and we moved into October, the trajectory of economic growth, interest rates and expectations for monetary policy were all heading higher.  In addition to the usual stimulants for higher interest rates – persistent levels of elevated inflation and economic growth – and surging budget deficits – drove rate expectations even higher.  Indeed, over the course of October, incoming economic data related to the labor market and inflation exceeded market expectations.  Gross domestic product for the third quarter of 2023 was 4.9%, well above levels deemed consistent with price stability and the demand/supply balance sought by the Fed. The quarterly refunding announcement for the U.S. Treasury’s planned borrowing needs in the fourth quarter significantly exceeded expectations.  Risk assets were impacted as sentiment eroded and the markets contemplated the impact of still higher levels of interest rates and the potential duration that rates might remain elevated.

The market pivoted sharply in the fourth quarter of 2023, followed shortly thereafter by the Fed. The primary impetus for the change in the market’s outlook was the trend in inflation data.  While incoming data often exceeded expectations on a relative basis – the trend in inflation was nonetheless downward.  While service inflation remained elevated, goods inflation was trending negative, and the net effect was persistently lower levels of both headline and core inflation.  The annualized 3- and 6-month trends were below 3% and appeared headed towards the Fed’s 2% target.  FOMC member Christopher Waller stated that if the trend in inflation data continued, the FOMC would likely ease monetary policy soon.  Coincidentally the incoming economic data began to come in below expectations and the U.S. Treasury revised their upcoming borrowing needs downward.  The reversal in the market's outlook was cemented when, at the conclusion of the FOMC’s December meeting, Chairman Powell strongly hinted that the Fed was finished with their tightening cycle and the focus of discussions had turned to a removal of restrictive monetary policy in 2024.  The interest rate market and all risk assets responded strongly to the reversal and rallied strongly into year-end.

Interest Rates

Starting at the end of the second quarter of 2023 interest rates began to move steadily higher, driven by the factors discussed above.  In late October, rates across the curve appeared headed sustainably above 5% and the market anticipated the Fed would keep the Fed funds rate above 5% through the end of 2024.  The yield on the 2-year U.S. Treasury came within 9 basis points of the level of Fed funds on October 18, 2023, implying the market was pricing Fed funds to remain essentially unchanged for the next two years. Frequent comments by Fed officials supported this thinking, as they continually pushed back against market pricing of rate cuts in early 2024. The message was consistent – rates will need to be higher for longer until the Fed was assured inflation was headed sustainably lower towards their 2% target.

The market’s apparent anxiousness for the Fed to ease monetary policy became particularly acute when the data turned in the fourth quarter of 2023, and inflation appeared headed towards the Fed’s target.  When Governor Waller made his comments about the possibility of easing in the near future, which were reinforced by Chairman Powell’s comments at the Fed meeting in December, interest rates moved decisively lower. By year end, market pricing reflected six 25 basis point rate cuts by the end of 2024.  However, as we move into 2024 the inflation data has not maintained the trend in place described above.  Further, the labor market data remains strong, and most measures of economic growth have not softened.  In fact, gross domestic product for the fourth quarter of 2023 was 3.3% on an annualized basis.  Comments by Fed officials have consistently pushed back on market pricing of the timing and extent of interest rate cuts for 2024.  Financial conditions have also eased since early fourth quarter and the federal government is still running stimulative deficits with little to no evidence that policy will change in the near term.  The risk that inflation could re-accelerate has been mentioned by many Fed officials.  To date in 2024 the market has reversed yet again, and rates have retraced some of the decline seen in November and December.

The Agency MBS Market

As with interest rates across the curve, Agency MBS spreads to comparable duration U.S. Treasuries or swaps continued widening into October as the outlook continued to deteriorate.  By late October the spread of the current coupon 30-year Agency MBS to a comparable duration U.S. Treasury security reached its widest point for the current cycle.   As the market reversed and risk appetite rapidly recovered the spread contracted quickly – declining by over 50 basis points by year-end.  Since year end, the sector, as reflected by the spread of the current coupon Agency MBS, has reversed yet again, albeit modestly.  The recovery in risk sentiment, coupled with the decline in interest rates, appears to have stimulated bank demand for the Agency MBS sector.  The regional banking crisis of March of 2023, a result of the severe decline in valuations of Agency MBS acquired by banks prior to the Fed rate hiking cycle and subsequent increase in rates across the curve, may not be fully over.  A funding program put in place in March of 2023 that allows such institutions to cheaply fund MBS positions at par and avoid having to sell them and realize significant losses, expires in March of 2024.  However, the partial recovery in Agency MBS prices that occurred in November and December has erased some of their unrealized losses. The attractiveness of the asset class, coupled with softening loan demand, appears to have enticed banks to resume purchases.

Based on ICE Bank of America data for the fixed income indices, for the fourth quarter of 2023 Agency MBS generated a return of 7.4% and 1.7% versus comparable duration swaps, respectively. The 30-year fixed rate sector generated returns of 7.8% and 1.8% versus comparable duration swaps, respectively. With respect to individual sectors of the Agency MBS index, longer duration sectors and coupons outperformed owing to the significant rally of interest rates.  Across the 30-year fixed rate coupon stack returns varied from 8.5% for 2.0% coupons to 3.0% for 7.0% coupons. Excess returns for the same coupons were 2.1% and 0.4%, respectively, and the distribution of returns followed the durations of the various coupons in a consistent fashion.

The Agency MBS sector outperformed investment grade corporates on an absolute basis but trailed sub-investment grade corporates, again on an absolute basis.  Relative to comparable duration swaps for the fourth quarter, Agency MBS trailed investment grade corporates by 120 basis points but outperformed sub-investment grades corporates by 20 basis points. Note prior to the sharp reversal in the markets at the end of October total returns for all three sectors were negative year to date, and all three sectors – Agency MBS, investment grade and sub-investment grade corporates – generated positive absolute and excess returns for the year.

Recent Legislative and Regulatory Developments

In response to the deterioration in the markets for U.S. Treasuries, Agency MBS and other mortgage and fixed income markets resulting from the impacts of the COVID-19 pandemic, the Fed implemented a program of quantitative easing. Through November of 2021, the Fed was committed to purchasing $80 billion of U.S. Treasuries and $40 billion of Agency MBS each month. In November of 2021, it began tapering its net asset purchases each month, ended net asset purchases by early March of 2022, and ended asset purchases entirely in September of 2022. On May 4, 2022, the FOMC announced a plan for reducing the Fed’s balance sheet. In June of 2022, in accordance with this plan, the Fed began reducing its balance sheet by a maximum of $30 billion of U.S. Treasuries and $17.5 billion of Agency MBS each month. On September 21, 2022, the FOMC announced the Fed’s decision to continue reducing the balance sheet by a maximum of $60 billion of U.S. Treasuries and $35 billion of Agency MBS per month. As interest rates have increased and prepayment speeds have slowed, the actual balance sheet reduction of Agency MBS has trended well below the cap during 2023. Recently the Fed has indicated they may taper their quantitative tightening by slowing the rate of run-off of their portfolio, although it is likely they will allow their holdings of Agency MBS to continue at the current pace and slow the run-off of U.S. Treasuries in a way that achieves their desired rate of portfolio run-off.

On September 30, 2019, the FHFA announced that Fannie Mae and Freddie Mac were allowed to increase their capital buffers to $25 billion and $20 billion, respectively, from the prior limit of $3 billion each. This step could ultimately lead to the Enterprises being privatized and represents the first concrete step on the road to Enterprise reform.  In December 2020, the FHFA released a final rule on a new regulatory framework for the Enterprises which seeks to implement both a risk-based capital framework and minimum leverage capital requirements. On January 14, 2021, the U.S. Treasury and the FHFA executed letter agreements allowing the Enterprises to continue to retain capital up to their regulatory minimums, including buffers, as prescribed in the December rule.  These letter agreements provide, in part, (i) there will be no exit from conservatorship until all material litigation is settled and the Enterprise has common equity Tier 1 capital of at least 3% of its assets, (ii) the Enterprises will comply with the FHFA’s regulatory capital framework, (iii) higher-risk single-family mortgage acquisitions will be restricted to then current levels, and (iv) the U.S. Treasury and the FHFA will establish a timeline and process for future Enterprise reform. However, no definitive proposals or legislation have been released or enacted with respect to ending the conservatorship, unwinding the Enterprises, or materially reducing the roles of the Enterprises in the U.S. mortgage market. On September 14, 2021, the U.S. Treasury and the FHFA suspended certain policy provisions in the January agreement, including limits on loans acquired for cash consideration, multifamily loans, loans with higher risk characteristics and second homes and investment properties.  On February 25, 2022, the FHFA published a final rule, effective as of April 26, 2022, amending the Enterprise capital framework established in December 2020 by, among other things, replacing the fixed leverage buffer equal to 1.5% of an Enterprise’s adjusted total assets with a dynamic leverage buffer equal to 50% of an Enterprise’s stability capital buffer, reducing the risk weight floor from 10% to 5%, and removing the requirement that the Enterprises must apply an overall effectiveness adjustment to their credit risk transfer exposures. On June 14, 2022, the Enterprises announced that they would each charge a 50 bps fee for commingled securities issued on or after July 1, 2022 to cover the additional capital required for such securities under the Enterprise capital framework, which was subsequently reduced on January 19, 2023 to 9.375 bps for commingled securities issued on or after April 1, 2023 to address industry concern that the fee posed a risk to the fungibility of the Uniform Mortgage-Backed Security (“UMBS”) and negatively impacted liquidity and pricing in the market for TBA securities. On November 30, 2023, the FHFA published a final rule, to become effective April 1, 2024, which will, among other things, reduce the risk weight and credit conversion factor for guarantees on commingled securities to 5% and 50%, respectively; replace the current exposure methodology with the standardized approach for counterparty credit risk as the method for computing exposure and risk-weighted asset amounts for derivatives and cleared transactions; update the credit score assumption to 680 for single-family mortgage exposures originated without a representative credit score; and introduce a risk weight of 20% for guarantee assets.

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

The Agency MBS market began to experience severe dislocations in mid-March 2020 as a result of the economic, health and market turmoil brought about by COVID-19. On March 23, 2020, the Fed announced that it would purchase Agency MBS and U.S. Treasuries in the amounts needed to support smooth market functioning, which largely stabilized the Agency MBS market, but ended these purchases in March 2022 and announced plans to reduce its balance sheet. The Fed’s continued reduction of its balance sheet could negatively impact our investment portfolio.

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

Effects on our borrowing costs

We leverage our PT MBS portfolio and a portion of our structured Agency MBS with principal balances through the use of short-term repurchase agreement transactions. The interest rates on our debt are determined by the short term interest rate markets. Increases in the Fed Funds rate or SOFR typically increase our borrowing costs, which could affect our interest rate spread if there is no corresponding increase in the interest we earn on our assets. The impact of these increases would be most prevalent with respect to our Agency MBS backed by fixed rate mortgage loans because the interest rate on a fixed-rate mortgage loan does not change even though market rates may change.

In order to protect our net interest margin against increases in short-term interest rates, we may enter into interest rate swaps, which economically convert our floating-rate repurchase agreement debt to fixed-rate debt or utilize other hedging instruments such as Fed Funds, SOFR and T-Note futures contracts or interest rate swaptions.

Summary

As the fourth quarter of 2023 began, the financial markets, especially the fixed income markets in the U.S. were under duress. The U.S. economy proved incredibly resilient in the face of continued rate increases by the Fed since March of 2022 of 500 basis points. Growth for the third quarter was a surprising 4.9%, as measured by GDP.  The preliminary growth rate for the fourth quarter was 3.2%, still above what is deemed to be a sustainable rate. Fiscal deficits in the U.S. continue to grow and are expected to remain at elevated levels for the next few years. The combination of these factors, among others, drove U.S. Treasury rates higher as the market expected the Fed, while at or near the end of their tightening cycle, was not going to lower rates until well into 2024.

A series of events in November and December triggered a violent reversal in the market outlook, the level of interest rates, the performance of risk assets and the outlook for monetary policy.  The primary development was incoming inflation data.  While the inflation data was at times above consensus expectations by economists, it was nonetheless steadily declining.  Most measures of inflation exhibited a clear downward trend towards the Fed’s 2% target. While there were some instances of labor market and/or growth data that was soft released during the fourth quarter, generally the data remains firm, and the labor market has yet to materially weaken.  Yet, it appeared the Fed was willing to contemplate reducing rates if the inflation trend continued.  Comments by various Fed officials, including Chairman Powell, hinted at a pending shift in the outlook for monetary policy.  The market quickly responded to this development. Interest rates declined by over 100 basis points in the case of the 10-year U.S. Treasury note, from late October to late December.  Fed funds futures pricing implied the market expected the Fed to lower rates by over 150 basis points in 2024.  Risk assets of every type performed strongly over the last two months of the year, in many cases reversing year-to-date negative returns as of November 1, 2023, into strong positive returns for the year.

However, as we move into 2024 the inflation data has not maintained the trend in place described above.  Further, the labor market data remains strong, and most measures of economic growth have not softened.  In fact, gross domestic product for the fourth quarter of 2023 was 3.2% on an annualized basis.  Comments by Fed officials have consistently pushed back on market pricing of the timing and extent of interest rate cuts for 2024.  Financial conditions have also eased since early fourth quarter and the federal government is still running stimulative deficits with little to no evidence that policy will change in the near term.  The risk that inflation could re-accelerate has been mentioned by many Fed officials.  To date in 2024 the interest rate market has reversed yet again, and rates have retraced some of the decline seen in November and December.  Accordingly, the outlook for the balance of 2024 is quite uncertain. The evolution of economic data over the balance of the year will guide monetary policy decisions by the Fed and in turn significantly influence the performance of the Agency MBS market.  It is also likely to impact the performance of Orchid Island Capital and its ability to raise additional capital to deploy into the sector, and thus advisory service revenues and Bimini Advisors.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which requires our management to make some complex and subjective decisions, estimates and assessments. Our most critical accounting policies involve decisions, estimates and assessments which can have a material impact on reported assets, liabilities, revenues and expenses and these estimates can change each reporting period. Management has identified the following as its most critical accounting estimates:

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

Capital Expenditures

At December 31, 2023, we had no material commitments for capital expenditures.

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

Stockholders and Board of Directors

Bimini Capital Management, Inc.

Vero Beach, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bimini Capital Management, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Realizability of deferred tax assets

As described in Note 12 to the consolidated financial statements, the Company has recorded $63.7 million in gross deferred tax assets as of December 31, 2023, and recorded a related valuation allowance of $44.6 million. The Company applies significant judgment in assessing the projections of future taxable income in the determination of the amount of deferred tax assets that are more-likely-than-not to be realized in the future. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all the deferred tax assets will not be realized.

We identified assessing the realizability of deferred tax assets as a critical audit matter. Specifically, we identified that there is significant judgment required by the Company in compiling the forecast of taxable income over the net operating loss expiration periods to determine the amount of deferred tax assets that were more-likely-than-not to be realized in the future. Auditing the forecasts of taxable income involved especially challenging auditor judgment, including the need for the involvement of individuals with specialized knowledge and skill in assessing these elements.

The primary procedures we performed to address this critical audit matter included:

•

Evaluating the positive evidence and negative evidence in assessing whether the deferred tax assets are more-likely-than-not to be utilized, including evaluating the trends of historical financial results with respect to the reasonableness of projected sources of taxable income in future periods, and market information.

•

Assessing the reasonableness of the Company’s historical ability to meet the forecasts of future taxable income period over period by evaluating the completeness and accuracy of the source information used to derive the forecasts and by performing a retrospective review of the prior year’s estimate.

•

Utilizing personnel with specialized knowledge and skill in income taxes to assist in the evaluation of the reasonableness of the Company’s analysis of the realizability of the deferred tax assets including the forecasts of the future taxable income and the underlying assumptions within those forecasts.

Valuation of Investments in Mortgage-Backed Securities

As described in Notes 1 and 14 to the consolidated financial statements, the Company accounts for its mortgage-backed securities at fair value, which totaled $92.7 million as of December 31, 2023.  The fair value of mortgage-backed securities is based on independent pricing sources and/or third-party broker quotes, when available. Because the price estimates may vary, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values based on various techniques including observing the most recent transactions for like or identical assets (including security coupon rate, maturity, yield, prepayment speed), market credit spreads, and model driven approaches.

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

The primary procedures we performed to address this critical audit matter included:

●

Testing the design and implementation of controls relating to the valuation of mortgaged-backed securities, including controls over the Company’s process to select the price from multiple pricing sources to determine the fair value.

●

Assessing the range of values used for each investment position, and evaluating the price selected for potential bias by comparing the selected price to the high, low and average of the range of pricing sources.

●

Utilizing personnel with specialized knowledge and skill in valuation to develop an independent estimate of the fair value of each investment position by: (i) assessing the stated security coupon rate, maturity, yield, and prepayment speed, and comparing to the fair value used by the Company; (ii) comparing the Company’s fair value estimate of mortgage-backed securities to recent available market transactions, if available.

/s/ BDO USA, P.C.

Certified Public Accountants

We have served as the Company's auditor since 2008.

West Palm Beach, Florida

March 8, 2024

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2023 and 2022

	2023	2022
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$92,575,292	$45,716,793
Unpledged	155,560	176,643
Total mortgage-backed securities	92,730,852	45,893,436
Cash and cash equivalents	3,716,386	6,010,799
Restricted cash	753,900	763,000
Investment in Orchid Island Capital, Inc. common stock, at fair value	4,797,269	5,975,248
Accrued interest receivable	488,660	204,018
Property and equipment, net	1,920,823	1,997,313
Deferred tax assets, net of allowances	19,047,680	23,178,243
Due from affiliates	1,013,406	1,130,713
Other assets	1,129,038	1,164,181
Total Assets	$125,598,014	$86,316,951

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$86,906,999	$43,817,999
Long-term debt	27,394,417	27,416,239
Accrued interest payable	260,413	194,629
Other liabilities	2,908,444	2,764,005
Total Liabilities	117,470,273	74,192,872

Commitments and Contingencies (Note 11)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated; no shares issued and outstanding	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 10,005,457 shares and 10,019,888 shares issued and outstanding, respectively	10,005	10,020
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding	32	32
Additional paid-in capital	329,815,150	329,828,268
Accumulated deficit	(321,697,478)	(317,714,273)
Stockholders' Equity	8,127,741	12,124,079
Total Liabilities and Equity	$125,598,014	$86,316,951

See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2023 and 2022

	2023	2022
Revenues:
Advisory services	$13,594,907	$12,995,504
Interest income	3,311,515	1,862,480
Dividend income from Orchid Island Capital, Inc. common stock	1,024,328	1,292,701
Total revenues	17,930,750	16,150,685
Interest expense:
Repurchase agreements	(3,080,817)	(715,386)
Long-term debt	(2,338,138)	(1,415,624)
Net revenues	12,511,795	14,019,675

Other income (expense):
Unrealized losses on mortgage-backed securities	(198,723)	(5,915,904)
Realized losses on mortgage-backed securities	(19,958)	(858,001)
Unrealized losses on Orchid Island Capital, Inc. common stock	(1,177,979)	(6,239,189)
(Losses) gains on derivative instruments	(470,379)	800,820
Other income	205	66,269
Other expense, net	(1,866,834)	(12,146,005)

Expenses:
Compensation and related benefits	6,855,288	6,530,349
Direct advisory service costs	1,511,363	1,333,410
Directors' fees and liability insurance	837,333	804,186
Audit, legal and other professional fees	543,002	504,602
Administrative and other expenses	750,617	666,159
Total expenses	10,497,603	9,838,706

Net income (loss) before income tax provision	147,358	(7,965,036)
Income tax provision	4,130,563	11,858,069

Net loss	$(3,983,205)	$(19,823,105)

Basic and Diluted Net Loss Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$(0.40)	$(1.90)
CLASS B COMMON STOCK
Basic and Diluted	$(0.40)	$(1.90)
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	10,015,816	10,393,855
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938

See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2023 and 2022

	Stockholders' Equity
	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total
Balances, January 1, 2022	10,766,070	$10,766	$330,880,252	$(297,891,168)	$32,999,850
Net loss	-	-	-	(19,823,105)	(19,823,105)
Class A common shares repurchased and retired	(682,306)	(682)	(1,051,984)	-	(1,052,666)
Balances, December 31, 2022	10,083,764	10,084	329,828,268	(317,714,273)	12,124,079
Net loss	-	-	-	(3,983,205)	(3,983,205)
Class A common shares repurchased and retired	(14,431)	(15)	(13,118)	-	(13,133)
Balances, December 31, 2023	10,069,333	$10,069	$329,815,150	$(321,697,478)	$8,127,741

See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2023 and 2022

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,983,205)	$(19,823,105)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	76,490	73,053
Deferred income tax provision	4,130,563	11,858,069
Unrealized losses on mortgage-backed securities	198,723	5,915,904
Realized losses on mortgage-backed securities	19,958	858,001
Gains on retained interests in securitizations	-	(65,928)
Unrealized losses on Orchid Island Capital, Inc. common stock	1,177,979	6,239,189
Changes in operating assets and liabilities:
Accrued interest receivable	(284,642)	25,924
Due from affiliates	117,307	(68,558)
Other assets	35,143	273,200
Accrued interest payable	65,784	139,019
Other liabilities	144,439	51,799
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,698,539	5,476,567
CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(70,656,530)	(23,191,724)
Sales	18,175,322	23,096,853
Principal repayments	5,425,111	8,230,674
Payments received on retained interests in securitizations	-	65,928
Purchases of Orchid Island Capital, Inc. common stock	-	(535,330)
Acquisition of property and equipment	-	(46,176)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(47,056,097)	7,620,225
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	622,341,000	391,823,690
Principal repayments on repurchase agreements	(579,252,000)	(406,883,690)
Principal repayments on long-term debt	(21,822)	(22,737)
Class A common shares repurchased and retired	(13,133)	(1,052,666)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	43,054,045	(16,135,403)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,303,513)	(3,038,611)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the year	6,773,799	9,812,410
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the year	$4,470,286	$6,773,799

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$5,353,171	$1,991,991

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could significantly differ from those estimates. Significant estimates affecting the accompanying consolidated financial statements include determining the fair values of MBS and derivatives, determining the amounts of asset valuation allowances, and the computation of the income tax provision or benefit and the deferred tax asset allowances recorded for each accounting period.

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

Variable Interest Entities (VIEs)

A variable interest entity ("VIE") is consolidated by an enterprise if it is deemed the primary beneficiary of the VIE. The Company obtains interests in VIEs through its investments in mortgage-backed securities. The interests in these VIEs are passive in nature and are not expected to result in the Company obtaining a controlling financial interest in these VIEs in the future. As a result, the Company does not consolidate these VIEs and accounts for the interest in these VIEs as mortgage-backed securities. See Note 3. The maximum exposure to loss for these VIEs is the carrying value of the mortgage-backed securities. Bimini Capital has a common share investment in a trust, Bimini Capital Trust II, ("BCTII"), used in connection with the issuance of Bimini Capital's junior subordinated notes. BCTII is a VIE, as the holders of the equity investment at risk do not have adequate decision making ability over BCTII’s activities. Bimini Capital's investment was financed directly by BCTII as a result of its loan of the proceeds to Bimini Capital, therefore that investment is not an equity investment at risk and is not a variable interest.  Since Bimini Capital is not the primary beneficiary of BCTII, the Company has not consolidated the financial statements of BCTII into its consolidated financial statements, and this investment is accounted for on the equity method. See Note 9.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase. Restricted cash includes cash pledged as collateral for repurchase agreements and margin for derivative instruments. The following table presents the Company’s cash, cash equivalents and restricted cash as of December 31, 2023 and 2022.

	2023	2022
Cash and cash equivalents	$3,716,386	$6,010,799
Restricted cash	753,900	763,000
Total cash, cash equivalents and restricted cash	$4,470,286	$6,773,799

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

Advisory Services

Bimini Advisors manages and advises Orchid pursuant to the terms of a management agreement. See Note 2. Under the terms of the management agreement, Orchid is obligated to pay Bimini Advisors a monthly management fee and a pro rata portion of certain overhead costs and to reimburse the Company for any direct expenses incurred on its behalf. Revenues from management fees are recognized over the period of time in which the service is performed.

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

Income on PT MBS is based on the stated interest rate of the security. Premiums or discounts present at the date of purchase are not amortized. Premium lost and discount accretion resulting from monthly principal repayments are reflected in unrealized gains and losses on MBS in the consolidated statements of operations. For IO securities, the income is accrued based on the carrying value and the effective yield. The difference between income accrued and the interest received on the security is characterized as a return of investment and serves to reduce the asset’s carrying value. At each reporting date, the effective yield is adjusted prospectively for future reporting periods based on the new estimate of prepayments and the contractual terms of the security. For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security. Changes in fair value of MBS during each reporting period are recorded in earnings and reported as unrealized gains or losses on mortgage-backed securities in the accompanying consolidated statements of operations. The amount reported as unrealized gains or losses on mortgage-backed securities thus captures the net effect of changes in the fair market value of securities caused by market developments and any premium or discount lost as a result of principal repayments during the period.  Realized gains and losses on sales of MBS, using the specific identification method, are reported as a separate component of net portfolio income on the statement of operations.

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

Derivative Financial Instruments

The Company has historically used derivative instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The principal instruments that the Company has used are interest rate futures contracts, and “to-be-announced” (“TBA”) securities.

The Company accounts for TBA securities as derivative instruments. Other types of derivative instruments may be used in the future. Gains and losses associated with derivative transactions are reported in gain (loss) on derivative instruments in the accompanying consolidated statements of operations.

During the year ended December 31, 2023, the Company only held T-Note and SOFR futures contracts. The Company recorded (loss) income of approximately $(0.5) million and $0.8 million on these instruments during the years ended December 31, 2023 and 2022, respectively.

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

Financial Instruments

The fair value of financial instruments is disclosed either in the body of the consolidated financial statements or in the accompanying notes. MBS, Orchid common stock and derivative assets and liabilities are accounted for at fair value in the consolidated balance sheets. The methods and assumptions used to estimate fair value for these instruments are presented in Note 14.

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

In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848).” ASU 2021-01 expands the scope of ASC 848 to include all affected derivatives and give market participants the ability to apply certain aspects of the contract modification and hedge accounting expedients to derivative contracts affected by the discounting transition. In addition, ASU 2021-01 adds implementation guidance to permit a company to apply certain optional expedients to modifications of interest rate indexes used for margining, discounting or contract price alignment of certain derivatives as a result of reference rate reform initiatives and extends optional expedients to account for a derivative contract modified as a continuation of the existing contract and to continue hedge accounting when certain critical terms of a hedging relationship change to modifications made as part of the discounting transition. The Company adopted this ASU during the second quarter of 2023 as SOFR replaced LIBOR for the Company's junior subordinated debt positions. The adoption of this ASU did not have a material impact on the Company's financial statements.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segments.” The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis. Amendments in ASU 2023-07 include: a requirement that a public entity provide all annual disclosures about a reportable segment’s profit or loss in its interim period disclosures, disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), disclosure of amounts for other segment items by reportable segment and a description of its composition, clarification that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit or loss, requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss, and requires that a public entity that has a single reportable segment provide all the disclosures required by ASU 2023-07 as well as all existing disclosures required in Topic 280. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of ASU 2023-07 on its future financial statements.

In December 2023, the FASB ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The FASB issued ASU 2023-09 to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its future financial statements.

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

Orchid is obligated to reimburse Bimini Advisors for any direct expenses incurred on its behalf and to pay to Bimini Advisors an amount equal to Orchid's pro rata portion of certain overhead costs set forth in the management agreement. Orchid is required to pay Bimini Advisors by the 15th day of the month following the month the services are performed. The management agreement has been renewed through February 20, 2025 and provides for automatic one-year extension options thereafter. Should Orchid terminate the management agreement without cause, it will be obligated to pay Bimini Advisors a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the applicable renewal term.

The following table summarizes the advisory services revenue from Orchid for the years ended December 31, 2023 and 2022.

(in thousands)
	2023	2022
Management fee	$10,491	$10,447
Allocated overhead	2,389	2,042
Repurchase, clearing and administrative fee	715	507
Total	$13,595	$12,996

At December 31, 2023 and 2022, the net amount due from Orchid was approximately $1.0 million and $1.1 million, respectively.

NOTE 3. MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of December 31, 2023 and 2022:

(in thousands)
	2023			2022
	Par Value	Cost(1)	Fair Value	Par Value	Cost(1)	Fair Value
Fixed-rate MBS	$88,807	$91,701	$90,181	$44,963	$46,603	$42,974
Structured MBS(2)	n/a	1,787	2,550	n/a	2,053	2,919
Total	$88,807	$93,488	$92,731	$44,963	$48,656	$45,893

(1)	The cost information in the table above represents the aggregate current par value, multiplied by the purchase price of each security in the portfolio.
(2)	The notional balance for the structured MBS portfolio was $18.9 million and $21.8 million as of December 31, 2023 and 2022, respectively.

The following table is a summary of the Company's net loss from the sale of MBS for the years ended December 31, 2023 and 2022:

(in thousands)
	2023	2022
Proceeds from sales of MBS	$18,175	$23,097
Carrying value of MBS sold	18,195	23,955
Net loss on sales of MBS	$(20)	$(858)

Gross gain sales of MBS	$-	$-
Gross loss on sales of MBS	(20)	(858)
Net loss on sales of MBS	$(20)	$(858)

NOTE 4. PROPERTY AND EQUIPMENT, NET

The composition of property and equipment at December 31, 2023 and 2022 follows:

(in thousands)
	2023	2022
Land	$1,185	$1,185
Buildings and improvements	1,827	1,827
Computer equipment and software	45	45
Office furniture and equipment	220	220
Total cost	3,277	3,277
Less accumulated depreciation and amortization	(1,356)	(1,280)
Property and equipment, net	$1,921	$1,997

NOTE 5. OTHER ASSETS AND OTHER LIABILITIES

The composition of other assets at December 31, 2023 and 2022 follows:

(in thousands)
	2023	2022
Investment in Bimini Capital Trust II	$804	$804
Prepaid expenses	252	261
Other	73	99
Total other assets	$1,129	$1,164

The composition of other liabilities at December 31, 2023 and 2022 follows:

(in thousands)
	2023	2022
Accrued payroll	$2,730	$2,600
Accrued liabilities	136	104
Accounts payable	42	60
Total other liabilities	$2,908	$2,764

NOTE 6. REPURCHASE AGREEMENTS

The Company pledges certain of its MBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of December 31, 2023, the Company had met all margin call requirements.

As of December 31, 2023 and December 31, 2022, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	Overnight	Between	Between	Greater
	(1 Day	2 and	31 and	Than
	or Less)	30 DAYS	90 Days	90 Days	Total
December 31, 2023
Fair value of securities pledged, including accrued interest receivable	$-	$68,477	$24,584	$-	$93,061
Repurchase agreement liabilities associated with these securities	$-	$63,637	$23,270	$-	$86,907
Net weighted average borrowing rate	-	5.56%	5.57%	-	5.56%
December 31, 2022
Fair value of securities pledged, including accrued interest receivable	$-	$42,553	$3,364	$-	$45,917
Repurchase agreement liabilities associated with these securities	$-	$40,492	$3,326	$-	$43,818
Net weighted average borrowing rate	-	4.50%	4.29%	-	4.48%

In addition, cash pledged to counterparties as collateral for repurchase agreements was approximately $0.5 million as of December 31, 2022.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any. At December 31, 2023 and December 31, 2022, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $6.0 million and $2.5 million, respectively.  Summary information regarding amounts at risk with individual counterparties greater than 10% of equity at December 31, 2023 and 2022 is presented in the table below.

($ in thousands)
		% of	Weighted
		Stockholders'	Average
	Amount	Equity	Maturity
Repurchase Agreement Counterparty	at Risk	at Risk	(in Days)
December 31, 2023
Mirae Asset Securities (USA) Inc.	$1,564	19.2%	18
Citigroup Global Markets, Inc.	1,302	16.0%	26
Mitsubishi UFJ Securities, Inc.	1,128	13.9%	23
South Street Securities, LLC	922	11.3%	52
December 31, 2022
Mirae Asset Securities (USA) Inc.	$1,322	10.9%	14

NOTE 7. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes Bimini’s assets pledged as collateral under its repurchase agreements and derivative agreements as of December 31, 2023 and 2022.

($ in thousands)
	December 31, 2023			December 31, 2022
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT MBS - at fair value	$90,180	$-	$90,180	$42,975	$-	$42,975
Structured MBS - at fair value	2,395	-	2,395	2,742	-	2,742
Accrued interest on pledged securities	486	-	486	200	-	200
Cash	-	754	754	454	309	763
Total	$93,061	$754	$93,815	$46,371	$309	$46,680

Assets Pledged from Counterparties

The table below summarizes assets pledged to Bimini from counterparties under repurchase agreements as of December 31, 2023 and 2022. Cash received as margin is recognized in cash and cash equivalents with a corresponding amount recognized as an increase in repurchase agreements in the consolidated balance sheets.

($ in thousands)
Assets Pledged to Bimini	2023	2022
Cash	$-	$148
Total	$-	$148

NOTE 8. OFFSETTING ASSETS AND LIABILITIES

The Company’s repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its assets and liabilities subject to these arrangements on a gross basis. The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of December 31, 2023 and 2022.

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount
		Gross	of Liabilities	Not Offset in the
		Amount	Presented	Consolidated Balance Sheet
	Gross	Offset in the	in the	Financial
	Amount of	Consolidated	Consolidated	Instruments	Cash
	Recognized	Balance	Balance	Posted as	Posted as	Net
	Liabilities	Sheet	Sheet	Collateral	Collateral	Amount
December 31, 2023
Repurchase Agreements	$86,907	$-	$86,907	$(86,907)	$-	$-
	$86,907	$-	$86,907	$(86,907)	$-	$-
December 31, 2022
Repurchase Agreements	$43,818	$-	$43,818	$(43,364)	$(454)	$-
	$43,818	$-	$43,818	$(43,364)	$(454)	$-

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

NOTE 9. LONG-TERM DEBT

Long-term debt at December 31, 2023 and 2022 is summarized as follows:

(in thousands)
	2023	2022
Junior subordinated debt	$26,804	$26,804
Note payable	590	612
Total	$27,394	$27,416

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

As of December 31, 2023 and 2022, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million. Through June 30, 2023, the BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes had a rate of interest that floated at a spread of 3.50% over the prevailing three-month LIBOR rate. Starting June 30, 2023, the underlying index converted from three-month LIBOR to CME 3-month Term SOFR plus a tenor spread adjustment of 0.26161%. The interest rate for subsequent accrual periods will be CME Term SOFR on the applicable reset date plus the tenor spread adjustment of 0.26161% plus the coupon spread of 3.50%. The CME Term SOFR index is in effect for all interest rate resets after July 3, 2023. As of December 31, 2023, the interest rate was 9.15%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment to all present and future senior indebtedness.

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

The table below presents the future scheduled principal payments on the Company’s long-term debt.

(in thousands)
Year Ending December 31,	Amounts
2024	$27
2025	26
2026	28
2027	29
2028	30
Thereafter	27,254
Total	$27,394

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

There were no issuances of the Company's Class A Common Stock, Class B Common Stock or Class C Common Stock during the years ended December 31, 2023 and 2022.

Stock Repurchase Plans

On September 16, 2021, the Board authorized a share repurchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 (the “2021 Repurchase Plan”). Pursuant to the 2021 Repurchase Plan, the Company could purchase shares of its Class A Common Stock from time to time for an aggregate purchase price not to exceed $2.5 million. Share repurchases could be executed through various means, including, without limitation, open market transactions. The 2021 Repurchase Plan did not obligate the Company to purchase any shares, and expired on September 16, 2023. The authorization for the 2021 Repurchase Plan could be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. From the commencement of the 2021 Repurchase Plan, through its expiration on September 16, 2023, the Company repurchased a total of 789,024 shares at an aggregate cost of approximately $1.3 million, including commissions and fees, for a weighted average price of $1.60 per share. During the year ended December 31, 2023, the Company repurchased a total of 14,431 shares at an aggregate cost of approximately $13,133, including commissions and fees, for a weighted average price of $0.91 per share under the 2021 repurchase Plan. During the year ended December 31, 2022, the Company repurchased a total of 682,306 shares at an aggregate cost of approximately $1.1 million, including commissions and fees, for a weighted average price of $1.54 per share under the 2021 repurchase Plan.

On March 7, 2024, the Board authorized a share repurchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 (the “2024 Repurchase Plan”). Pursuant to the 2024 Repurchase Plan, the Company can purchase shares of its Class A Common Stock from time to time for an aggregate purchase price not to exceed $2.5 million. Share repurchases can be executed through various means, including, without limitation, open market transactions. The 2024 Repurchase Plan does not obligate the Company to purchase any shares, and expires on March 7, 2026. The authorization for the 2024 Repurchase Plan can be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time.

The Inflation Reduction Act of 2022 signed into law during in August 2022 includes a provision for an excise tax equal to 1% of the fair market value of any stock repurchased by covered corporations during a taxable year, subject to certain limits and provisions, including a $1 million threshold before the tax becomes applicable. The excise tax is effective beginning in 2023. Since the total amount of stock repurchases during the year ended December 31, 2023 was under the $1 million threshold, no excise tax is due for the year ended December 31, 2023.

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

Management is not aware of any other significant reported or unreported contingencies at December 31, 2023.

NOTE 12. INCOME TAXES

In 2023, the Company recorded an income tax provision of $4.1 million, including a $2.7 million increase in the deferred tax asset valuation allowance, primarily as a result of management’s reassessment of the Company’s ability to utilize net operating losses (“NOLs”) and capital loss carryforwards to offset future taxable income. In 2022, the Company recorded an income tax provision of $11.9 million, including a $12.2 million increase in the deferred tax asset valuation allowance as a result of management’s reassessment of the Company’s ability to utilize NOLs and capital loss carryforwards to offset future taxable income. The Company is unable to reliably estimate an annual effective tax rate; therefore, it uses the discrete-period computation method for determining its income tax (benefit) provision. The Company's income tax (benefit) provision is affected by numerous factors, including the projected utilization of net operating loss carryovers and changes in its deferred tax assets and liabilities and their valuations.

The income tax provision included in the consolidated statements of operations consists of the following for the years ended December 31, 2023 and 2022:

(in thousands)
	2023	2022
Current	$-	$-
Deferred	4,131	11,858
Income tax provision, net	$4,131	$11,858

The income tax provision differs from the amount computed by applying the federal income tax statutory rate of 21 percent on income or loss before income tax expense. A reconciliation for the years ended December 31, 2023 and 2022 is presented in the table below.

(in thousands)
	2023	2022
Federal tax provision (benefit) based on statutory rate applicable for each year	$31	$(1,673)
State income tax benefit	(22)	(344)
Non-deductible expenses	1,443	1,249
Increase of deferred tax asset valuation allowance	2,653	12,188
Other	26	438
Income tax provision	$4,131	$11,858

Deferred tax assets consisted of the following as of December 31, 2023 and 2022:

(in thousands)
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$55,399	$56,278
Orchid Island Capital, Inc. common stock	4,626	4,530
MBS unrealized losses and gains	586	1,118
Capital loss carryforwards	2,146	2,395
Management agreement	813	813
Other	103	16
	63,673	65,150
Valuation allowance	(44,625)	(41,972)
Net deferred tax assets	$19,048	$23,178

As of December 31, 2023 and 2022, the Company had federal NOL carryforwards of approximately $257.2 million and $260.7 million, respectively, and Florida NOL carryforwards of $32.0 million and $35.5 million, respectively. The NOL carryforwards can be used to offset future taxable income and will begin to expire in 2026.

In connection with Orchid’s 2013 IPO, Bimini Advisors paid for, and expensed for GAAP purposes, certain offering costs totaling approximately $3.2 million. For tax purposes, these offering costs created an intangible asset related to the Orchid management agreement with a tax basis of $3.2 million. The deferred tax asset related to the intangible asset at  December 31, 2023 and 2022 totaled $0.8 million and $0.8 million, respectively.

In assessing the realizability of deferred tax assets, management considers both positive and negative evidence whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of capital loss and NOL carryforwards is dependent upon the generation of future capital gains and taxable income in periods prior to their expiration. As of December 31, 2023, the valuation allowance recognized against the deferred tax asset is based on management’s estimated projections of future taxable income, and the projected ability to utilize the NOL carryforwards to offset that projected taxable income before the NOLs expire. Utilization of the NOLs is based on these estimates and the assumptions that management will be able to reinvest retained earnings in order to grow the MBS portfolio going forward and that market value will not be eroded due to adverse market conditions or hedging inefficiencies. With respect to the taxable income projections, management estimates the dividends expected to be received on its Orchid share holdings as well as the management fees and overhead sharing payments it will receive from Orchid. With respect to the MBS portfolio, management makes estimates of various metrics such as the yields on the assets it plans to acquire, its future funding and interest costs, future prepayment speeds and net interest margin, among others. Estimates were also made for other assets and expenses. Changes in the taxable income projections have a direct impact on the amount of the valuation allowance, and the impact in any reporting period may be significant. These estimates and assumptions may change from year to year to the extent Orchid’s book value changes, thus changing projected management fees and overhead sharing payments, and/or market conditions, including changes in interest rates, such that estimates with respect to the portfolio metrics warrant revisions.

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

NOTE 13. EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. The Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at December 31, 2023 and 2022.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at December 31, 2023 and 2022.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands, except per-share information)
	2023	2022
Basic and diluted EPS per Class A common share:
Loss attributable to Class A common shares:
Basic and diluted	$(3,971)	$(19,762)
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	10,005	10,020
Effect of weighting	11	374
Weighted average shares-basic and diluted	10,016	10,394
Loss per Class A common share:
Basic and diluted	$(0.40)	$(1.90)

in thousands, except per-share information)
	2023	2022
Basic and diluted EPS per Class B common share:
Loss attributable to Class B common shares:
Basic and diluted	$(12)	$(61)
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32
Effect of weighting	-	-
Weighted average shares-basic and diluted	32	32
Loss per Class B common share:
Basic and diluted	$(0.40)	$(1.90)

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

The Company's MBS, Orchid common stock, retained interests and TBA securities were all recorded at fair value on a recurring basis as of December 31, 2023 and 2022. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

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

The Company’s futures contracts are Level 1 valuations, as they are exchange-traded instruments and quoted market prices are readily available. Futures contracts are settled daily. Retained interests have a recorded fair value of zero as of December 31, 2023 and 2022, as the prospect of future cash flows is uncertain based on a Level 3 valuation analysis. Any cash received from the retained interests is reflected as a gain in the consolidated statements of operations.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, due from affiliates, repurchase agreements, accrued interest payable and other liabilities generally approximates their carrying values due to the short-term nature of these financial instruments as of  December 31, 2023 and 2022. The Company estimates the fair value of the cash and cash equivalents and restricted cash using Level 1 inputs, and the accrued interest receivable, other assets, due from affiliates, repurchase agreements, accrued interest payable and other liabilities using Level 2 inputs. The fair value of the Company’s junior subordinated debt approximates its carrying value. The carrying value is a reasonable estimate of fair value since the instrument carries a floating rate that resets frequently. Further information regarding this instrument is presented in Note 9.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
December 31, 2023
Mortgage-backed securities	$92,731	$-	$92,731	$-
Orchid Island Capital, Inc. common stock	4,797	4,797	-	-
December 31, 2022
Mortgage-backed securities	$45,893	$-	$45,893	$-
Orchid Island Capital, Inc. common stock	5,975	5,975	-	-

During the years ended December 31, 2023 and 2022, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

NOTE 15. SEGMENT INFORMATION

The Company’s operations are classified into two reportable segments; the asset management segment and the investment portfolio segment.

The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. As discussed in Note 2, the revenues of the asset management segment consist of management fees and overhead reimbursements received pursuant to a management agreement with Orchid. Total revenue received under this management agreement for the years ended December 31, 2023 and 2022, were approximately $13.6 million and $13.0 million, respectively, accounting for approximately 76% and 80% of consolidated revenues, respectively.

The investment portfolio segment includes the investment activities conducted by Royal Palm. The investment portfolio segment receives revenue in the form of interest and dividend income on its investments.

Segment information for the years ended December 31, 2023 and 2022 is as follows:

(in thousands)
	Asset Management	Investment Portfolio	Corporate		Eliminations	Total
2023
Advisory services, external customers	$13,595	$-	$-		$-	$13,595
Advisory services, other operating segments(1)	124	-	-		(124)	-
Interest and dividend income	-	4,334	2		-	4,336
Interest expense	-	(3,081)	(2,338)	(2)	-	(5,419)
Net revenues	13,719	1,253	(2,336)		(124)	12,512
Other expense	-	(1,867)	-	(3)	-	(1,867)
Operating expenses(4)	(7,848)	(2,649)	(1)		-	(10,498)
Intercompany expenses(1)	-	(124)	-		124	-
Income (loss) before income taxes	$5,871	$(3,387)	$(2,337)		$-	$147
Year end assets	$1,853	$117,012	$6,733		$-	$125,598

	Asset Management	Investment Portfolio	Corporate		Eliminations	Total
2022
Advisory services, external customers	$12,996	$-	$-		$-	$12,996
Advisory services, other operating segments(1)	115	-	-		(115)	-
Interest and dividend income	-	3,155	-		-	3,155
Interest expense	-	(715)	(1,416)	(2)	-	(2,131)
Net revenues	13,111	2,440	(1,416)		(115)	14,020
Other (expense) income	-	(12,212)	66	(3)	-	(12,146)
Operating expenses(4)	(7,805)	(2,034)	-		-	(9,839)
Intercompany expenses(1)	-	(115)	-		115	-
Income (loss) before income taxes	$5,306	$(11,921)	$(1,350)		$-	$(7,965)
Year end assets	$1,970	$77,483	$6,864		$-	$86,317

(1)	Includes advisory services revenue received by Bimini Advisors from Royal Palm.
(2)	Includes interest on long-term debt.
(3)	Includes income recognized on the forgiveness of the PPP loan and gains (losses) on Eurodollar futures contracts entered into as a hedge on junior subordinated notes.
(4)	Corporate expenses are allocated based on each segment’s proportional share of total revenues.

NOTE 16. RELATED PARTY TRANSACTIONS

Other Relationships with Orchid

At December 31, 2023 and 2022, the Company owned shares of Orchid common stock representing approximately 1.1% and 1.6%, respectively, of Orchid’s outstanding common stock, on such dates. During the years ended December 31, 2023 and 2022, the Company received dividends on this common stock investment of approximately $1.0 million and $1.3 million, respectively.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company’s management used criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, the Company’s management believes that, as of December 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria.

ITEM 9B. OTHER INFORMATION.

During the quarter ended December 31, 2023, no director or officer of the Company adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.         Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 and not otherwise set forth below is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders, which the Company expects to file with the U.S. Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2023 (the "Proxy Statement").

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

BIMINI CAPITAL MANAGEMENT, INC.

Date: March 8, 2024	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: March 8, 2024	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2024.

Signature	Capacity

/s/ Robert E. Cauley
Robert E. Cauley	Director, Chairman of the Board and Chief Executive Officer

/s/ G. Hunter Haas, IV
G. Hunter Haas, IV	Director, President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Robert J. Dwyer
Robert J. Dwyer	Director

/s/ Frank E. Jaumot
Frank E. Jaumot	Director