Form 10-Q
period 2024-03-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2024-05-03
CIK 1275477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	May 2, 2024	10,005,457
Class B Common Stock, $0.001 par value	May 2, 2024	31,938
Class C Common Stock, $0.001 par value	May 2, 2024	31,938

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2024	December 31, 2023
ASSETS:
Mortgage-backed securities, at fair value:
Pledged to counterparties	$88,505,606	$92,575,292
Unpledged	157,718	155,560
Total mortgage-backed securities	88,663,324	92,730,852
Cash and cash equivalents	3,284,617	3,716,386
Restricted cash	1,386,000	753,900
Orchid Island Capital, Inc. common stock, at fair value	5,081,803	4,797,269
Accrued interest receivable	469,056	488,660
Property and equipment, net	1,901,700	1,920,823
Deferred tax assets, net	18,650,904	19,047,680
Due from affiliates	1,006,917	1,013,406
Other assets	1,234,950	1,129,038
Total Assets	$121,679,271	$125,598,014

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$84,598,999	$86,906,999
Long-term debt	27,388,264	27,394,417
Accrued interest payable	376,651	260,413
Other liabilities	974,508	2,908,444
Total Liabilities	113,338,422	117,470,273

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 10,005,457 shares issued and outstanding as of March 31, 2024 and December 31, 2023	10,005	10,005
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding as of March 31, 2024 and December 31, 2023	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding as of March 31, 2024 and December 31, 2023	32	32
Additional paid-in capital	329,815,150	329,815,150
Accumulated deficit	(321,484,370)	(321,697,478)
Total Stockholders’ Equity	8,340,849	8,127,741
Total Liabilities and Stockholders' Equity	$121,679,271	$125,598,014

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023
Revenues:
Advisory services	$2,929,261	$3,382,410
Interest income	1,394,099	557,388
Dividend income from Orchid Island Capital, Inc. common stock	204,866	273,154
Total revenues	4,528,226	4,212,952
Interest expense:
Repurchase agreements	(1,208,003)	(508,070)
Long-term debt	(607,675)	(546,135)
Net revenues	2,712,548	3,158,747

Other income (expense):
Unrealized (losses) gains on mortgage-backed securities	(528,838)	658,119
Unrealized gains on Orchid Island Capital Inc. common stock	284,534	130,884
Gains (losses) on derivative instruments	1,171,006	(273,875)
Other income	29	64
Other income, net	926,731	515,192

Expenses:
Compensation and related benefits	1,863,434	1,363,696
Direct advisory services costs	349,144	453,046
Directors' fees and liability insurance	209,139	206,498
Audit, legal and other professional fees	240,920	129,230
Administrative and other expenses	366,758	176,387
Total expenses	3,029,395	2,328,857

Net income before income tax provision	609,884	1,345,082
Income tax provision	396,776	339,609

Net income	$213,108	$1,005,473

Basic and Diluted Net Income Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$0.02	$0.10
CLASS B COMMON STOCK
Basic and Diluted	$0.02	$0.10
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	10,005,457	10,019,888
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Three Months Ended March 31, 2024 and 2023

	Stockholders' Equity
			Additional
	Common Stock, all classes		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balances, January 1, 2024	10,069,333	$10,069	$329,815,150	$(321,697,478)	$8,127,741
Net income	-	-	-	213,108	213,108
Balances, March 31, 2024	10,069,333	$10,069	$329,815,150	$(321,484,370)	$8,340,849

Balances, January 1, 2023	10,083,764	$10,084	$329,828,268	$(317,714,273)	$12,124,079
Net income	-	-	-	1,005,473	1,005,473
Balances, March 31, 2023	10,083,764	$10,084	$329,828,268	$(316,708,800)	$13,129,552

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31, 2024 and 2023

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$213,108	$1,005,473
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	19,123	19,122
Deferred income tax provision	396,776	339,609
Unrealized losses (gains) on mortgage-backed securities	528,838	(658,119)
Unrealized gains on Orchid Island Capital, Inc. common stock	(284,534)	(130,884)
Changes in operating assets and liabilities:
Accrued interest receivable	19,604	4,316
Due from affiliates	123,796	(98,544)
Other assets	(223,219)	(144,254)
Accrued interest payable	116,238	7,396
Other liabilities	(1,933,936)	(2,208,730)
NET CASH USED IN OPERATING ACTIVITIES	(1,024,206)	(1,864,615)

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Principal repayments	3,538,690	911,623
NET CASH PROVIDED BY INVESTING ACTIVITIES	3,538,690	911,623

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	177,010,000	102,283,000
Principal repayments on repurchase agreements	(179,318,000)	(103,009,000)
Principal repayments on long-term debt	(6,153)	(5,965)
NET CASH USED IN FINANCING ACTIVITIES	(2,314,153)	(731,965)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	200,331	(1,684,957)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	4,470,286	6,773,799
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$4,670,617	$5,088,842

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$1,699,440	$1,046,809

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2024

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Description

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital” and collectively with its subsidiaries, the “Company”) was formed in September 2003, and is a holding company. The Company operates in two business segments through its principal wholly-owned operating subsidiary, Royal Palm Capital LLC, which includes its wholly-owned subsidiary, Bimini Advisors Holdings, LLC.

Royal Palm Capital, LLC maintains an investment portfolio, consisting primarily of MBS investments and shares of Orchid common stock, for its own benefit. Royal Palm Capital, LLC and its wholly-owned subsidiaries are collectively referred to as "Royal Palm."

Bimini Advisors Holdings, LLC and its wholly-owned subsidiary, Bimini Advisors, LLC (an investment advisor registered with the Securities and Exchange Commission), are collectively referred to as "Bimini Advisors." Bimini Advisors manages a residential mortgage-backed securities (“MBS”) portfolio for Orchid Island Capital, Inc. ("Orchid") and receives fees for providing these services. Bimini Advisors also provides certain repurchase agreement trading, clearing and administrative services to Orchid that were previously provided by a third party. Bimini Advisors also manages the MBS portfolio of Royal Palm Capital, LLC.

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

Consolidation

The accompanying condensed consolidated financial statements include the accounts of Bimini Capital and its subsidiaries, as listed above. All inter-company accounts and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending  December 31, 2024.

The consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase. Restricted cash includes cash pledged as collateral for repurchase agreements and margin for derivative instruments. The following table presents the Company’s cash, cash equivalents and restricted cash as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$3,284,617	$3,716,386
Restricted cash	1,386,000	753,900
Total cash, cash equivalents and restricted cash	$4,670,617	$4,470,286

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

During the three months ended March 31, 2024 and 2023, the Company only held U.S. Treasury Note ("T-Note") and Secured Overnight Financing Rate ("SOFR") futures contracts. The Company recorded gains (losses) of approximately $1.2 million and $(0.3) million on these instruments during the three months ended March 31, 2024 and 2023, respectively.

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

The Company’s U.S. federal income tax returns for years ended on or after December 31, 2020 remain open for examination. Although management believes its calculations for tax returns are correct and the positions taken thereon are reasonable, the final outcome of a tax examination, should it occur, could be materially different from the tax returns filed by the Company, and those differences could result in significant costs or benefits to the Company. Bimini Capital and its includable subsidiaries, and Royal Palm and its includable subsidiaries, file their tax returns as separate tax paying entities.

The Company assesses the likelihood, based on their technical merit, that uncertain tax positions will be sustained during a tax examination based on the facts, circumstances and information available. The measurement of uncertain tax positions is adjusted when new information is available, or when an event occurs that requires a change. The Company recognizes tax positions in the consolidated financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The difference between the benefit recognized and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit and is recorded as a liability in the consolidated balance sheets. The Company has recorded no such liabilities. The Company records income tax-related interest and penalties, if applicable, within the income tax provision.

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

In December 2023, the FASB ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The FASB issued ASU 2023-09 to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its future income tax related disclosures.

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

The Company also provides certain repurchase agreement trading, clearing and administrative services to Orchid. In consideration for such services, Orchid pays the following fees to the Company:

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

The following table summarizes the advisory services revenue from Orchid for the three months ended March 31, 2024 and 2023.

(in thousands)
	Three Months Ended March 31,
	2024	2023
Management fee	$2,161	$2,641
Allocated overhead	598	576
Repurchase, clearing and administrative Fee	170	165
Total	$2,929	$3,382

At March 31, 2024 and December 31, 2023, the net amount due from Orchid was approximately $1.0 million and $1.0 million, respectively.

NOTE 3. MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of March 31, 2024 and December 31, 2023:

(in thousands)
	March 31, 2024			December 31, 2023
	Par Value	Cost (1)	Fair Value	Par Value	Cost (1)	Fair Value
Fixed-rate MBS	$85,355	$88,144	$86,232	$88,807	$91,701	$90,181
Structured MBS (2)	n/a	1,725	2,431	n/a	1,787	2,550
Total	$85,355	$89,869	$88,663	$88,807	$93,488	$92,731

(1)	The cost information in the table above represents the aggregate current par value, multiplied by the purchase price of each security in the portfolio.
(2)	The notional balance for the structured MBS portfolio was $18.3 million and $18.9 million as of March 31, 2024 and December 31, 2023, respectively.

The Company did not sell any MBS during the three months ended March 31, 2024 and 2023.

NOTE 4. REPURCHASE AGREEMENTS

The Company pledges certain of its MBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of March 31, 2024, the Company had met all margin call requirements.

As of March 31, 2024 and December 31, 2023, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
March 31, 2024
Fair value of securities pledged, including accrued interest receivable	$-	$49,413	$39,558	$-	$88,971
Repurchase agreement liabilities associated with these securities	$-	$47,127	$37,472	$-	$84,599
Net weighted average borrowing rate	-	5.47%	5.45%	-	5.46%
December 31, 2023
Fair value of securities pledged, including accrued interest receivable	$-	$68,477	$24,584	$-	$93,061
Repurchase agreement liabilities associated with these securities	$-	$63,637	$23,270	$-	$86,907
Net weighted average borrowing rate	-	5.56%	5.57%	-	5.56%

In addition, cash pledged to counterparties for repurchase agreements was approximately $0.7 million and $0.0 million as of  March 31, 2024 and  December 31, 2023, respectively.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any. At  March 31, 2024 and December 31, 2023, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and any cash pledged, including accrued interest on such securities) with all counterparties of approximately $4.8 million and $6.0 million, respectively. Summary information regarding amounts at risk with individual counterparties greater than 10% of equity at  March 31, 2024 and December 31, 2023 is presented in the table below.

($ in thousands)
		% of	Weighted
		Stockholders'	Average
	Amount	Equity	Maturity
Repurchase Agreement Counterparty	at Risk	at Risk	(in Days)
March 31, 2024
Mirae Asset Securities (USA) Inc.	$1,129	13.5%	79
DV Securities, LLC Repo	1,129	13.5%	29
Mitsubishi UFJ Securities, Inc.	924	11.1%	23
South Street Securities, LLC	844	10.1%	51
December 31, 2023
Mirae Asset Securities (USA), Inc.	$1,564	19.2%	18
Citigroup Global Markets, Inc.	1,302	16.0%	26
Mitsubishi UFJ Securities, Inc.	1,128	13.9%	23
South Street Securities, LLC	922	11.3%	52

NOTE 5. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes Bimini’s assets pledged as collateral under its repurchase agreements and derivative agreements as of March 31, 2024 and December 31, 2023.

($ in thousands)
	March 31, 2024			December 31, 2023
	Repurchase	Derivative		Repurchase	Derivative
	Agreements	Agreements	Total	Agreements	Agreements	Total
PT MBS - at fair value	$86,232	$-	$86,232	$90,180	$-	$90,180
Structured MBS - at fair value	2,274	-	2,274	2,395	-	2,395
Accrued interest on pledged securities	465	-	465	486	-	486
Restricted cash	666	720	1,386	-	754	754
Total	$89,637	$720	$90,357	$93,061	$754	$93,815

NOTE 6. OFFSETTING ASSETS AND LIABILITIES

The Company’s derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of March 31, 2024 and December 31, 2023.

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not Offset
		Gross	of Liabilities	in the
	Gross	Amount	Presented	Consolidated Balance Sheet
	Amount	Offset in the	in the	Financial
	of	Consolidated	Consolidated	Instruments	Cash
	Recognized	Balance	Balance	Posted as	Posted as	Net
	Liabilities	Sheet	Sheet	Collateral	Collateral	Amount
March 31, 2024
Repurchase Agreements	$84,599	$-	$84,599	$(83,933)	$(666)	$-
	$84,599	$-	$84,599	$(83,933)	$(666)	$-
December 31, 2023
Repurchase Agreements	$86,907	$-	$86,907	$(86,907)	$-	$-
	$86,907	$-	$86,907	$(86,907)	$-	$-

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

NOTE 7. LONG-TERM DEBT

Long-term debt at March 31, 2024 and December 31, 2023 is summarized as follows:

(in thousands)
	March 31, 2024	December 31, 2023
Junior subordinated debt	$26,804	$26,804
Secured note payable	584	590
Total	$27,388	$27,394

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

As of March 31, 2024 and December 31, 2023, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million. Through June 30, 2023, the BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes had a rate of interest that floated at a spread of 3.50% over the prevailing three-month LIBOR rate. Starting June 30, 2023, the underlying index converted from three-month LIBOR to CME 3-month Term SOFR plus a tenor spread adjustment of 0.26161%. The interest rate for subsequent accrual periods will be CME Term SOFR on the applicable reset date plus the tenor spread adjustment of 0.26161% plus the coupon spread of 3.50%. The CME Term SOFR index is in effect for all interest rate resets after July 3, 2023. As of March 31, 2024, the interest rate was 9.09%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment to all present and future senior indebtedness.

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

The table below presents the future scheduled principal payments on the Company’s long-term debt.

(in thousands)
Last nine months of 2024	$21
For the years ended:
2025	26
2026	28
2027	29
2028	30
After 2028	27,254
Total	$27,388

NOTE 8. COMMON STOCK

There were no issuances of Bimini Capital's Class A Common Stock, Class B Common Stock or Class C Common Stock during the three months ended March 31, 2024 and 2023.

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

On March 7, 2024, the Board authorized a share repurchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 (the “2024 Repurchase Plan”). Pursuant to the 2024 Repurchase Plan, the Company can purchase shares of its Class A Common Stock from time to time for an aggregate purchase price not to exceed $2.5 million. Share repurchases can be executed through various means, including, without limitation, open market transactions. The 2024 Repurchase Plan does not obligate the Company to purchase any shares, and expires on March 7, 2026. The authorization for the 2024 Repurchase Plan can be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time. The Company has not repurchased any shares under the 2024 Repurchase Plan.

The Inflation Reduction Act of 2022 included a provision for an excise tax equal to 1% of the fair market value of any stock repurchased by covered corporations during a taxable year, subject to certain limits and provisions, including a $1 million threshold before the tax becomes applicable. The excise tax is effective beginning in 2023. Since the amount of stock repurchases during the three months ended March 31, 2024 and 2023 were under the $1 million threshold, no accrual for this excise tax has been recorded.

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

Management is not aware of any other significant reported or unreported contingencies at March 31, 2024.

NOTE 10. INCOME TAXES

The total income tax provision recorded for the three months ended March 31, 2024 and 2023 was $0.4 million and $0.3 million, respectively, on consolidated pre-tax book income of $0.6 million and $1.3 million, respectively. The Company is unable to reliably estimate an annual effective tax rate; therefore, it uses the discrete-period computation method for determining its income tax provision. The Company's income tax provision could be affected by numerous factors, including the projected utilization of net operating loss carryovers and changes in its deferred tax assets and liabilities and their valuations. The Company’s tax provisions are based on estimated annual tax rates applied to actual income to date and includes the expected realization of a portion of the tax benefits of federal and state net operating losses carryforwards (“NOLs”). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of capital loss and NOL carryforwards is dependent upon the generation of future capital gains and taxable income in periods prior to their expiration. The Company currently provides a valuation allowance against a portion of the deferred tax assets generated by the NOLs since the Company believes that it is more likely than not that some of the benefits will not be realized in the future. The Company will continue to assess the need for, and the amount of, the valuation allowance at each reporting date.

NOTE 11. EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. The Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at March 31, 2024 and 2023.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at March 31, 2024 and 2023.

The table below reconciles the numerator and denominator of EPS for the three months ended March 31, 2024 and 2023.

(in thousands, except per-share information)
	Three Months Ended March 31,
	2024	2023
Basic and diluted EPS per Class A common share:
Income attributable to Class A common shares:
Basic and diluted	$212	$1,002
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	10,005	10,020
Effect of weighting	-	-
Weighted average shares-basic and diluted	10,005	10,020
Income per Class A common share:
Basic and diluted	$0.02	$0.10

(in thousands, except per-share information)
	Three Months Ended March 31,
	2024	2023
Basic and diluted EPS per Class B common share:
Income attributable to Class B common shares:
Basic and diluted	$1	$3
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32
Weighted average shares-basic and diluted	32	32
Income per Class B common share:
Basic and diluted	$0.02	$0.10

NOTE 12. FAIR VALUE

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price). A fair value measure should reflect the assumptions that market participants would use in pricing the asset or liability, including the assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of non-performance. Required disclosures include presentation of balance sheet amounts measured at fair value based on inputs the Company uses to derive fair value measurements. These inputs are:

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

The Company's MBS, Orchid common stock, retained interests and TBA securities were all recorded at fair value on a recurring basis as of March 31, 2024 and December 31, 2023. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

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

The Company’s futures contracts are Level 1 valuations, as they are exchange-traded instruments and quoted market prices are readily available. Futures contracts are settled daily. Retained interests have a recorded fair value of zero as of March 31, 2024 and December 31, 2023, as the prospect of future cash flows is uncertain based on a Level 3 valuation analysis. Any cash received from the retained interests is reflected as a gain in the consolidated statements of operations.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, due from affiliates, repurchase agreements, accrued interest payable and other liabilities generally approximates their carrying values due to the short-term nature of these financial instruments. The Company estimates the fair value of the cash and cash equivalents and restricted cash using Level 1 inputs, and the accrued interest receivable, other assets, due from affiliates, repurchase agreements, accrued interest payable and other liabilities using Level 2 inputs. The fair value of the Company’s junior subordinated debt approximates its carrying value. The carrying value is a reasonable estimate of fair value since the instrument carries a floating rate that resets frequently. Further information regarding this instrument is presented in Note 7.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
March 31, 2024
Mortgage-backed securities	$88,663	$-	$88,663	$-
Orchid Island Capital, Inc. common stock	5,082	5,082	-	-
December 31, 2023
Mortgage-backed securities	$92,731	$-	$92,731	$-
Orchid Island Capital, Inc. common stock	4,797	4,797	-	-

During the three months ended March 31, 2024 and 2023, there were no transfers of financial assets or liabilities between Levels 1, 2 or 3.

NOTE 13. SEGMENT INFORMATION

The Company’s operations are classified into two principal reportable segments: the asset management segment and the investment portfolio segment.

The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. As discussed in Note 2, the revenues of the asset management segment consist of management fees and overhead reimbursements received pursuant to a management agreement with Orchid. Total revenues received under this management agreement for the three months ended March 31, 2024 were approximately $2.9 million accounting for approximately 65% of consolidated revenues. Total revenues received under this management agreement for the three months ended March 31, 2023 were approximately $3.4 million accounting for approximately 80% of consolidated revenues.

The investment portfolio segment includes the investment activities conducted by Royal Palm. The investment portfolio segment receives revenue in the form of interest and dividend income on its investments.

Segment information for the three months ended  March 31, 2024 and 2023 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2024
Advisory services, external customers	$2,929	$-	$-	$-	$2,929
Advisory services, other operating segments(1)	31	-	-	(31)	-
Interest and dividend income	-	1,598	1	-	1,599
Interest expense(2)	-	(1,208)	(607)	-	(1,815)
Net revenues	2,960	390	(606)	(31)	2,713
Other revenue	-	927	-	-	927
Operating expenses(3)	(1,799)	(1,230)	(1)	-	(3,030)
Intercompany expenses(1)	-	(31)	-	31	-
Income (loss) before income taxes(4)	$1,161	$56	$(607)	$-	$610

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2023
Advisory services, external customers	$3,382	$-	$-	$-	$3,382
Advisory services, other operating segments(1)	27	-	-	(27)	-
Interest and dividend income	-	831	-	-	831
Interest expense(2)	-	(508)	(546)	-	(1,054)
Net revenues	3,409	323	(546)	(27)	3,159
Other revenue	-	515	-	-	515
Operating expenses(3)	(1,837)	(492)	-	-	(2,329)
Intercompany expenses(1)	-	(27)	-	27	-
Income (loss) before income taxes(4)	$1,572	$319	$(546)	$-	$1,345

(1)	Includes fees paid by Royal Palm to Bimini Advisors for advisory services.
(2)	Includes interest on repurchase agreements in the Investment Portfolio column and long-term debt in the Corporate column.
(3)	Operating expenses are allocated based on each segment’s proportional share of total revenues.
(4)	Totals in the table above may not foot due to rounding differences.

Assets in each reportable segment as of March 31, 2024 and December 31, 2023 were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
March 31, 2024	$2,001	$113,272	6,406	$121,679
December 31, 2023	1,853	117,012	6,733	125,598

NOTE 14. RELATED PARTY TRANSACTIONS

At both March 31, 2024 and December 31, 2023, the Company owned 569,071 shares of Orchid common stock, representing approximately 1.1% and 1.1%, respectively, of Orchid’s outstanding common stock on such dates. The Company received dividends on this common stock investment of approximately $0.2 million and $0.3 million during the three months ended March 31, 2024 and 2023, respectively.

Robert Cauley, the Chief Executive Officer and Chairman of the Board of Directors of the Company, also serves as Chief Executive Officer and Chairman of the Board of Directors of Orchid, is eligible to receive compensation from Orchid, and owns shares of common stock of Orchid. In addition, Hunter Haas, the Chief Financial Officer, Chief Investment Officer, Treasurer and member of the Board of Directors of the Company, also serves as Chief Financial Officer, Chief Investment Officer and Secretary of Orchid, is a member of Orchid’s Board of Directors, receives compensation from Orchid, and owns shares of common stock of Orchid. Robert J. Dwyer and Frank E. Jaumot, who are the Company's independent directors, each own shares of common stock of Orchid.

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

Bimini Advisors Holdings, LLC and its wholly-owned subsidiary, Bimini Advisors, LLC (an investment advisor registered with the Securities and Exchange Commission), are collectively referred to as “Bimini Advisors.” Bimini Advisors serves as the external manager of the portfolio of Orchid. From this arrangement, the Company receives management fees and expense reimbursements. As manager, Bimini Advisors is responsible for administering Orchid's business activities and day-to-day operations and providing certain repurchase agreement trading, clearing and administrative services. Pursuant to the terms of the management agreement, Bimini Advisors provides Orchid with its management team, including its officers, along with appropriate support personnel. Bimini Advisors is at all times subject to the supervision and oversight of Orchid's board of directors and has only such functions and authority as delegated to it.

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

On March 7, 2024, the Board authorized a share repurchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 (the "2024 Repurchase Plan"). Pursuant to the 2024 Repurchase Plan, we can purchase shares of our Class A Common Stock from time to time for an aggregate purchase price not to exceed $2.5 million. Share repurchases can be executed through various means, including, without limitation, open market transactions. The 2024 Repurchase Plan does not obligate the Company to purchase any shares and expires on March 7, 2026.

The Inflation Reduction Act of 2022 (the "Act"), includes a provision for an excise tax equal to 1% of the fair market value of any stock repurchased by covered corporations during a taxable year, subject to certain limits and other provisions. The excise tax is effective beginning in 2023. The Company was not subject to the tax in 2023, as its repurchases were less than the threshhold specified in the Act. While we may complete transactions subject to the new excise tax, we do not expect this tax to have a material impact to our financial condition or result of operations.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

●	interest rate trends;
●	changes in our cost of borrowed funds, including increases in the Federal Funds rate, that is controlled by the Federal Reserve (the "Fed"), that have occurred beginning in 2022, or potential decreases in the Fed Funds rate;
●	the difference between Agency MBS yields and our funding and hedging costs;
●	competition for, and supply of, Agency MBS for us to invest in;
●

actions taken by the U.S. government, including the presidential administration, the Fed, the Federal Open Market Committee (the “FOMC”), the Federal Housing Finance Agency (the “FHFA”) and the U.S. Treasury;

●	prepayment rates on mortgages underlying our Agency MBS, and credit trends insofar as they affect prepayment rates;
●	geo-political events that affect the U.S. and international economies; and
●	other financial market developments.

In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These factors include:

●	our degree of leverage;
●	our access to funding and borrowing capacity;
●	our borrowing costs;
●	our hedging activities;
●	the market value of our investments;
●	the requirements to qualify for a registration exemption under the Investment Company Act;
●	our ability to use net operating loss carryforwards and other tax attributes to reduce our taxable income;
●	the impact of possible future changes in tax laws or tax rates;
●	our ability to manage the portfolio of Orchid and maintain our role as manager; and
●	the financial performance of Orchid and resulting changes in Orchid’s shareholders equity, the carrying value of our investment, dividend income and our advisory services revenue.

Results of Operations

Described below are the Company’s results of operations for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

Net Income Summary

Consolidated net income for the three months ended March 31, 2024 was $0.2 million, or $0.02 basic and diluted income per share of Class A Common Stock, as compared to a consolidated net income of $1.0 million, or $0.10 basic and diluted income per share of Class A Common Stock, for the three months ended March 31, 2023.

The components of net income for the three months ended March 31, 2024 and 2023, along with the changes in those components are presented in the table below.

(in thousands)
	Three Months Ended March 31,
	2024	2023	Change
Advisory services revenues	$2,929	$3,382	$(453)
Interest and dividend income	1,599	831	768
Interest expense	(1,815)	(1,054)	(761)
Net revenues	2,713	3,159	(446)
Other revenue	927	515	412
Expenses	(3,030)	(2,329)	(701)
Net income before income tax provision	610	1,345	(735)
Income tax provision	397	340	57
Net income	$213	$1,005	$(792)

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

For each period presented, we have combined the effects of the derivative financial instruments in place for the respective period with the actual interest expense incurred on repurchase agreements to reflect total economic interest expense for the applicable period. Interest expense, including the effect of derivative instruments for the period, is referred to as economic interest expense. Net interest income, when calculated to include the effect of derivative instruments for the period, is referred to as economic net interest income. This presentation includes gains or losses on all contracts in effect during the reporting period, covering the current period as well as periods in the future.

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

The tables below present a reconciliation of the adjustments discussed above to interest expense shown for each period relative to our derivative instruments, and the consolidated statements of operations line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for each quarter in 2024 and 2023.

Gains (Losses) on Derivative Instruments

(in thousands)
		Funding Hedges
		Attributed to	Attributed to
	Statement of	Current	Future
	Operations	Period	Periods
Three Months Ended	(GAAP)	(Non-GAAP)	(Non-GAAP)
March 31, 2024	$1,171	$21	$1,150
December 31, 2023	(1,881)	(21)	(1,860)
September 30, 2023	1,169	(11)	1,180
June 30, 2023	516	(18)	534
March 31, 2023	(274)	(33)	(241)

Economic Net Portfolio Interest Income

(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
	GAAP		Effect of		Interest Income (Expense)
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
March 31, 2024	$1,394	$1,208	$(21)	$1,187	$186	$207
December 31, 2023	1,350	1,178	21	1,199	172	151
September 30, 2023	838	831	11	842	7	(4)
June 30, 2023	567	564	18	582	3	(15)
March 31, 2023	557	508	33	541	49	16

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income

(in thousands)
			Interest
	Net Portfolio		Expense on
	Interest Income (Expense)		Long-Term	Net Interest Income (Expense)
	GAAP	Economic	Debt	GAAP	Economic
Three Months Ended	Basis	Basis(1)	(GAAP)	Basis	Basis(2)
March 31, 2024	$186	$207	$608	$(422)	$(401)
December 31, 2023	172	151	616	(444)	(465)
September 30, 2023	7	(4)	611	(604)	(615)
June 30, 2023	3	(15)	565	(562)	(580)
March 31, 2023	49	16	546	(497)	(530)

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Segment Information

We have two operating segments. The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. The investment portfolio segment includes the investment activities conducted by Royal Palm.

Segment information for the three months ended March 31, 2024 and 2023 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2024
Advisory services, external customers	$2,929	$-	$-	$-	$2,929
Advisory services, other operating segments(1)	31	-	-	(31)	-
Interest and dividend income	-	1,598	1	-	1,599
Interest expense(2)	-	(1,208)	(607)	-	(1,815)
Net revenues	2,960	390	(606)	(31)	2,713
Other revenue	-	927	-	-	927
Operating expenses(3)	(1,799)	(1,230)	(1)	-	(3,030)
Intercompany expenses(1)	-	(31)	-	31	-
Income (loss) before income taxes(4)	$1,161	$56	$(607)	$-	$610

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2023
Advisory services, external customers	$3,382	$-	$-	$-	$3,382
Advisory services, other operating segments(1)	27	-	-	(27)	-
Interest and dividend income	-	831	-	-	831
Interest expense(2)	-	(508)	(546)	-	(1,054)
Net revenues	3,409	323	(546)	(27)	3,159
Other revenue	-	515	-	-	515
Operating expenses(3)	(1,837)	(492)	-	-	(2,329)
Intercompany expenses(1)	-	(27)	-	27	-
Income (loss) before income taxes(4)	$1,572	$319	$(546)	$-	$1,345

(1)	Includes advisory services revenue received by Bimini Advisors from Royal Palm.
(2)	Includes interest expense on repurchase agreements in the Investment Portfolio column and long-term debt in the Corporate column.
(3)	Operating expenses are allocated based on each segment’s proportional share of total revenues.
(4)	Totals in the table above may not foot due to rounding differences.

Assets in each reportable segment were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
March 31, 2024	$2,001	$113,272	6,406	$121,679
December 31, 2023	1,853	117,012	6,733	125,598

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

The following table summarizes the advisory services revenue received from Orchid in each quarter and during 2024 and 2023.

(in thousands)
			Advisory Services
					Repurchase,
	Average	Average			Clearing and
	Orchid	Orchid	Management	Overhead	Administrative
Three Months Ended	MBS	Equity	Fee	Allocation	Fees	Total
March 31, 2024	$3,887,545	$672,057	$2,161	$598	$170	$2,929
December 31, 2023	4,207,118	851,532	2,275	617	184	3,076
September 30, 2023	4,447,098	964,230	2,871	557	193	3,621
June 30, 2023	4,186,939	899,109	2,704	639	173	3,516
March 31, 2023	3,769,954	865,722	2,641	576	165	3,382

Investment Portfolio Segment

Net Portfolio Interest Income (Expense)

We define net portfolio interest income as interest income on MBS less interest expense on repurchase agreement funding. During the three months ended March 31, 2024, we generated $186,000 of net portfolio interest income, consisting of $1,394,000 of interest income from MBS assets offset by $1,208,000 of interest expense on repurchase liabilities. For the comparable period ended March 31, 2023, we generated $49,000 of net portfolio interest income, consisting of $557,000 of interest income from MBS assets offset by $508,000 of interest expense on repurchase liabilities. The $837,000 increase in interest income was due to a 128 basis point ("bp") increase in yields, combined with an $44.9 million increase in average MBS holdings. There was a $700,000 increase in interest expense for the three months ended March 31, 2024 that was due to a 95 bp increase in cost of funds, combined with a $42.3 million increase in average repurchase liabilities.

Our economic interest expense on repurchase liabilities for the three months ended March 31, 2024 and 2023 was $1,187,000 and $541,000, respectively, resulting in $207,000 and $16,000 of economic net portfolio interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for the three months ended March 31, 2024 and 2023 and each quarter in 2024 and 2023 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Held(1)	Income	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
March 31, 2024	$90,697	$1,394	6.15%	$85,753	$1,208	$1,187	5.63%	5.54%
December 31, 2023	88,796	1,350	6.08%	84,162	1,178	1,199	5.60%	5.70%
September 30, 2023	74,316	838	4.51%	71,056	831	842	4.68%	4.74%
June 30, 2023	54,705	567	4.14%	51,893	564	582	4.35%	4.49%
March 31, 2023	45,767	557	4.87%	43,455	508	541	4.68%	4.98%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(2)	Basis	Basis(4)
March 31, 2024	$186	$207	0.52%	0.61%
December 31, 2023	172	151	0.48%	0.38%
September 30, 2023	7	(4)	(0.17)%	(0.23)%
June 30, 2023	3	(15)	(0.21)%	(0.35)%
March 31, 2023	49	16	0.19%	(0.11)%

(1)

Portfolio yields and costs of borrowings presented in the tables above and the tables on page 26 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)	Economic interest expense and economic net interest income presented in the tables above and the tables on page 26 include the effect of derivative instrument hedges for only the period presented.
(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period related to hedging activities divided by average MBS.
(4)	Economic net interest spread is calculated by subtracting average economic cost of funds from yield on average MBS.

Average Asset Yield

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of PT MBS and structured, for each quarter during 2024 and 2023.

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Three Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
March 31, 2024	$88,206	$2,491	$90,697	$1,348	$46	$1,394	6.11%	7.38%	6.15%
December 31, 2023	86,242	2,554	88,796	1,294	56	1,350	6.00%	8.67%	6.08%
September 30, 2023	71,731	2,585	74,316	781	57	838	4.35%	8.91%	4.51%
June 30, 2023	52,004	2,701	54,705	508	59	567	3.91%	8.59%	4.14%
March 31, 2023	42,912	2,855	45,767	500	57	557	4.66%	8.09%	4.87%

Cost of Funds

Since all of our repurchase agreements are short-term, changes in market rates have a more immediate impact on our interest expense. Our average cost of funds calculated on a GAAP basis was 31 bps above the average one-month SOFR and 24 bps above the average six-month SOFR for the quarter ended March 31, 2024. Our average economic cost of funds was 22 bps above the average one-month SOFR and 15 bps above the average six-month SOFR for the quarter ended March 31, 2024. The average term to maturity of the outstanding repurchase agreements was 44 days at March 31, 2024, compared to 29 days at December 31, 2023. The tables below present the average outstanding balances under our repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month SOFR rates for each quarter in 2024 and 2023, on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Agreements	Basis	Basis	Basis	Basis
March 31, 2024	$85,753	$1,208	$1,187	5.63%	5.54%
December 31, 2023	84,162	1,178	1,199	5.60%	5.70%
September 30, 2023	71,056	831	842	4.68%	4.74%
June 30, 2023	51,893	564	582	4.35%	4.49%
March 31, 2023	43,455	508	541	4.68%	4.98%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average SOFR		One-Month	Six-Month	One-Month	Six-Month
Three Months Ended	One-Month	Six-Month	SOFR	SOFR	SOFR	SOFR
March 31, 2024	5.32%	5.39%	0.31%	0.24%	0.22%	0.15%
December 31, 2023	5.34%	5.35%	0.26%	0.25%	0.36%	0.35%
September 30, 2023	5.32%	5.17%	(0.64)%	(0.49)%	(0.58)%	(0.43)%
June 30, 2023	5.07%	4.78%	(0.72)%	(0.43)%	(0.58)%	(0.29)%
March 31, 2023	4.63%	4.09%	0.05%	0.59%	0.35%	0.89%

Dividend Income from Orchid

During the three months ended March 31, 2024 and 2023, we owned 569,071 shares of Orchid common stock, respectively. Orchid paid total dividends of $0.36 and $0.48 per share during the three months ended March 31, 2024 and 2023, respectively, resulting in dividend income on this common stock investment of approximately $0.2 million and $0.3 million, respectively.

Long-Term Debt

Junior Subordinated Debt

Prior to June 30, 2023, the junior subordinated debt securities paid interest at a floating rate, adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date. Starting June 30, 2023, the underlying index converted from three-month LIBOR to CME Term SOFR plus a tenor spread adjustment of 0.26161%. The interest rate for subsequent accrual periods will be CME Term SOFR on the applicable reset date plus the tenor spread adjustment of 0.26161% plus the coupon spread of 3.50%. The CME Term SOFR index is in effect for all interest rate resets after July 3, 2023. The LIBOR and CME Term SOFR rate increases since January 2022 have increased our interest expense. Interest expense on our junior subordinated debt securities was $0.6 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.  The average rate of interest paid for the three months ended March 31, 2024 was 9.14% compared to 8.29% for the comparable period in 2023.

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

Gains or Losses and Other Income

The table below presents our gains or losses and other income for the three months ended March 31, 2024 and 2023.

(in thousands)
	Three Months Ended March 31,
	2024	2023	Change
Unrealized (losses) gains on MBS	$(529)	$658	$(1,187)
Gains (losses) on derivative instruments	1,171	(274)	1,445
Unrealized gains on Orchid Island Capital, Inc. common stock	285	131	154

We invest in MBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from trading in these securities. However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. We did not sell any MBS during the three months ended March 31, 2024 and 2023.

The fair value of our MBS portfolio and derivative instruments, and the gains (losses) reported on those financial instruments, are driven in part by changes in yields and interest rates, the spreads that MBS trade relative to comparable duration U.S. Treasuries or swaps, as well as varying levels of demand for MBS, which affect the pricing of the securities in our portfolio. The unrealized gains and losses on MBS may also include the premium lost as a result of prepayments on the underlying mortgages, decreasing unrealized gains or increasing unrealized losses as prepayment speeds or premiums increase. To the extent MBS are carried at a discount to par, unrealized gains or losses on MBS would also include discount accreted as a result of prepayments on the underlying mortgages, increasing unrealized gains or decreasing unrealized losses as speeds on discounts increase. Gains and losses on interest rate futures contracts are affected by changes in implied forward rates during the reporting period. The table below presents historical interest rate data as of the end of each quarter during 2024 and 2023.

	5 Year	10 Year	15 Year	30 Year	Three
	U.S. Treasury	U.S. Treasury	Fixed-Rate	Fixed-Rate	Month
	Rate(1)	Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	SOFR(3)
March 31, 2024	4.22%	4.21%	6.11%	6.79%	5.31%
December 31, 2023	3.84%	3.87%	5.93%	6.61%	5.36%
September 30, 2023	4.61%	4.57%	6.72%	7.31%	5.27%
June 30, 2023	4.13%	3.82%	6.06%	6.71%	5.00%
March 31, 2023	3.61%	3.49%	5.56%	6.32%	4.51%

(1)	Historical 5 Year and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 15 Year and 30 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical SOFR is obtained from the Federal Reserve Bank of New York. The SOFR averages are compounded averages of the SOFR over rolling 30 and 180 day periods.

Operating Expenses

For the three months ended March 31, 2024, our total operating expenses were approximately $3.0 million, compared to $2.3 million for the three months ended March 31, 2023. The table below presents a breakdown of operating expenses for the three months ended March 31, 2024 and 2023.

(in thousands)
	Three Months Ended March 31,
	2024	2023	Change
Compensation and related benefits	$1,863	$1,364	$499
Direct advisory services costs	349	453	(104)
Legal fees	21	18	3
Accounting, auditing and other professional fees	220	111	109
Directors’ fees and liability insurance	209	206	3
Administrative and other expenses	367	176	191
	$3,029	$2,328	$701

Income Tax Provision

We recorded an income tax provision for the three months ended March 31, 2024 and 2023 of approximately $0.4 million and $0.3 million, respectively, on consolidated pre-tax book income of $0.6 million and $1.4 million, respectively. The Company is unable to reliably estimate an annual effective tax rate; therefore, it uses the discrete-period computation method for determining its income tax (benefit) provision.  Our income tax provision could be affected by numerous factors, including the projected utilization of net operating loss carryovers and changes in our deferred tax assets and liabilities and their valuations, and can result in significant variations in the customary relationship between pretax income and income tax expense.

Financial Condition:

Mortgage-Backed Securities

As of March 31, 2024, our MBS portfolio consisted of $88.7 million of agency or government MBS at fair value and had a weighted average coupon of 5.43%. During the three months ended March 31, 2024, we received principal repayments of $3.5 million compared to $0.9 million for the comparable period ended March 31, 2023. The average prepayment speeds for the quarters ended March 31, 2024 and 2023 were 16.5% and 5.0%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
March 31, 2024	18.0	9.2	16.5
December 31, 2023	8.9	4.6	8.0
September 30, 2023	4.3	6.6	4.8
June 30, 2023	8.0	13.0	9.6
March 31, 2023	2.4	10.3	5.0

The following tables summarize certain characteristics of our PT MBS and structured MBS as of March 31, 2024 and December 31, 2023:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
March 31, 2024
Fixed Rate MBS	$86,232	97.3%	5.99%	340	1-Nov-53
Structured MBS	2,431	2.7%	2.84%	287	15-May-51
Total MBS Portfolio	$88,663	100.0%	5.43%	338	1-Nov-53
December 31, 2023
Fixed Rate MBS	$90,181	97.3%	6.00%	343	1-Nov-53
Structured MBS	2,550	2.7%	2.84%	290	15-May-51
Total MBS Portfolio	$92,731	100.0%	5.44%	341	1-Nov-53

($ in thousands)
	March 31, 2024		December 31, 2023
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$37,686	42.5%	$38,204	41.2%
Freddie Mac	50,977	57.5%	54,527	58.8%
Total Portfolio	$88,663	100.0%	$92,731	100.0%

	March 31, 2024	December 31, 2023
Weighted Average Pass-through Purchase Price	$104.43	$104.43
Weighted Average Structured Purchase Price	$4.48	$4.48
Weighted Average Pass-through Current Price	$101.03	$101.55
Weighted Average Structured Current Price	$13.28	$13.46
Effective Duration (1)	2.617	2.508

(1)

Effective duration is the approximate percentage change in price for a 100 basis point change in rates. An effective duration of 2.617 indicates that an interest rate increase of 1.0% would be expected to cause a 2.617% decrease in the value of the MBS in our investment portfolio at March 31, 2024. An effective duration of 2.508 indicates that an interest rate increase of 1.0% would be expected to cause a 2.508% decrease in the value of the MBS in our investment portfolio at December 31, 2023. These figures include the structured securities in the portfolio but do include the effect of our hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of March 31, 2024, assuming rates instantaneously fall 100 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS’ effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Fixed Rate MBS	$86,232	$2,112	$(2,704)	$(6,175)	2.45%	(3.14)%	(7.16)%
Structured MBS	2,431	(39)	14	11	(1.60)%	0.58%	0.45%
Total MBS Portfolio	$88,663	$2,073	$(2,690)	$(6,164)	2.34%	(3.03)%	(6.95)%
	Notional	$ Change in Fair Value			% Change in Fair Value
Repurchase Agreement Hedges	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Interest Rate Futures Contracts	68,400	(2,171)	2,061	4,065	(3.17)%	3.01%	5.94%
Gross Totals		$(98)	$(629)	$(2,099)

(1)	Represents the average contract/notional amount of U.S. Treasury futures contracts.

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

Repurchase Agreements

As of March 31, 2024, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with five of these counterparties. We believe these facilities provide borrowing capacity in excess of our needs. None of these lenders are affiliated with us. These borrowings are secured by our MBS.

As of March 31, 2024, we had obligations outstanding under the repurchase agreements of approximately $84.6 million with a net weighted average borrowing cost of 5.46%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 12 to 79 days, with a weighted average maturity of 44 days. Securing the repurchase agreement obligation as of March 31, 2024 are MBS with an estimated fair value, including accrued interest, of $89.0 million. Through May 2, 2024, we have been able to maintain our repurchase facilities with comparable terms to those that existed at March 31, 2024 with maturities through June 18, 2024.

The table below presents information about our period-end, maximum and average repurchase agreement obligations for each quarter in 2024 and 2023.

	Ending	Maximum	Average	Difference Between Ending
	Balance	Balance	Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Agreements	Amount	Percent
March 31, 2024	$84,599	$87,523	$85,753	$(1,154)	(1.35)%
December 31, 2023	86,907	86,919	84,162	2,745	3.26%
September 30, 2023	81,417	81,567	71,056	10,361	14.58%
June 30, 2023	60,695	60,695	51,893	8,802	16.96%
March 31, 2023	43,092	43,936	43,455	(363)	(0.84)%

Liquidity and Capital Resources

Liquidity is our ability to turn non-cash assets into cash to fund our operations and to meet our obligations in both the short-term (one year or less) and long-term (greater than one year). Our material cash requirements include the purchase of additional investments, repay principal and interest on repurchase agreements and long-term debt (see Note 7 to the consolidated financial statements for more information related to the timing of principal payments and maturities of our long-term debt.), fund overhead and fulfill margin calls. We have both internal and external sources of liquidity. However, our material unused sources of liquidity include cash balances, unencumbered assets and our ability to sell encumbered assets to raise cash. Our balance sheet also generates liquidity on an on-going basis through payments of principal and interest we receive on our MBS portfolio and dividends we receive on our investment in Orchid common stock.

Internal Sources of Liquidity

Our internal sources of liquidity include our cash balances, unencumbered assets and our ability to liquidate our encumbered security holdings. Our balance sheet also generates liquidity on an ongoing basis through payments of principal and interest we receive on our MBS portfolio and dividends we receive on our investment in Orchid common stock.

We employ a hedging strategy that typically involves taking short positions in T-Note and SOFR futures, TBAs or other instruments. When the market causes these short positions to decline in value we are required to meet margin calls with cash. This can reduce our liquidity position to the extent other securities in our portfolio move in price in such a way that we do not receive enough cash through margin calls to offset the futures or TBA short positions related margin calls. If this were to occur in sufficient magnitude, the loss of liquidity might force us to reduce the size of the levered portfolio, pledge additional structured securities to raise funds or risk operating the portfolio with less liquidity.

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

In future periods we expect to continue to finance our activities through repurchase agreements and through revenues from our advisory services business. As of March 31, 2024, we had cash and cash equivalents of $3.3 million. We generated cash flows of $4.9 million from principal and interest payments on our MBS portfolio and had average repurchase agreements outstanding of $85.8 million during the three months ended March 31, 2024. In addition, during the three months ended March 31, 2024, we received approximately $2.9 million in management fees and expense reimbursements as manager of Orchid and approximately $0.2 million in dividends from our investment in Orchid common stock.

Outlook

Orchid Island Capital Inc.

Orchid Island Capital reported net income for the first quarter 2024 of $19.7 million and its shareholders equity increased from $469.9 million to $481.6 million. Orchid is obligated to reimburse us for direct expenses paid on its behalf and to pay to us Orchid’s pro rata share of overhead as defined in the management agreement. As a stockholder of Orchid, we will also continue to share in distributions, if any, paid by Orchid to its stockholders. Our operating results are also impacted by changes in the market value of our holdings of Orchid common shares, although these market value changes do not impact our cash flows from Orchid.

Economic Summary

Towards the end of 2023 it appeared the interest rate cycle was about to turn. The current interest rate cycle, which began when the Federal Reserve (the “Fed”) responded to the onset of the pandemic in March of 2020 by aggressively lowering the target range for their overnight funding rate, otherwise known as the Fed funds rate, and then began raising its policy rate from the effective lower bound just above 0% to a target range of 5.25% – 5.50% from March of 2022 through July of 2023.  The Fed was focused on bringing inflation down from multi-decade highs in 2022 and appeared to be well on its way of reaching their policy target of 2.0%. The markets expected to see the next cycle begin when the Fed pivoted away from additional policy firming and towards the removal of tight monetary policy sometime in early to mid-2024.  Comments by several Fed officials, including the chairman, appeared to confirm the Fed was about to do so.  The markets reacted strongly to this development as risk assets of all types rallied and market pricing of future levels of the Fed’s policy rate implied the market expected up to six 25 basis point cuts over the course of 2024 as 2023 came to a close.

While most measures of inflation were clearly declining over the second half of 2023 there was also clear evidence the economy was not slowing much at all.  Most market participants had anticipated the significant tightening of monetary policy would slow the economy, if not cause a recession, and thus bring inflation down to the Fed’s policy target of 2%.  However, economic growth, as measured by gross domestic product (“GDP”), was above trend during the second half of 2023.  The labor market, as measured by the monthly non-farm payroll reports, averaged 213,000 new jobs per month over the course of the last six months of 2023, a level considered above the rate necessary to absorb new entrants into the labor market and thus keep the unemployment rate from increasing. For the first three months of 2024 the monthly average has increased to 280,000. More significantly, monthly inflation readings are above levels observed in late 2023 and it appears inflation may actually be re-accelerating.  Public comments by various Fed officials have generally pushed back against market pricing which implied the market still expected the Fed to pivot soon and start to relax monetary policy.  However, as we enter the second quarter, the market's pricing of future levels of the Fed’s policy rate are shifting upwards and a pivot in monetary policy does not appear to be imminent.

Interest Rates

As the market sensed the Fed was about to pivot and reverse the stance of monetary policy from additional firming to easing, interest rates decreased over the course of the last two months of 2023.

Rates had peaked in October, reaching cycle highs at most points along the maturity curve. U.S. Treasury yields declined so much in November and December such that all U.S. Treasuries with a maturity longer than the 1-year bill declined by at least 70 basis points during the fourth quarter, in spite of the significant increases that occurred in October.  As we entered 2024 and the outlook changed with respect to inflation and Fed monetary policy, these declines in yields have rapidly reversed. Over the course of the first quarter of 2024 the curve has flattened as the yield on the 2-year U.S. Treasury increased by approximately 40 basis points and the yield on the 10-year U.S. Treasury increased by just over 32 basis points, from 3.881% at December 31, 2023 to 4.208% at March 28, 2024.  As the data has not softened to date during the second quarter yields continue to retrace the decline since the October 2023 peak and the yield on the 2 and 10-year U.S. Treasuries has increased to 5.0% and 4.7%, respectively.

As mentioned above, market pricing implied the Fed would reduce its policy rate by six 25 basis point cuts in 2024 as 2023 came to a close.  When the first quarter of 2024 ended market pricing was for only three 25 basis point cuts and current market pricing of Fed funds going forward only reflects one 25 basis point cut.

In spite of the reversal in the rates market during the first quarter of 2024 as described above, interest rate volatility declined over the course of the quarter.  A widely followed measure of interest rate volatility is the ICE Bank of America MOVE index.  The index declined from a reading of approximately 127 on January 2, 2024, to a reading of approximately 86.4 on March 28, 2024. This was a significant development as implied volatility is a significant determinant of Agency MBS performance as it affects the pricing of the implied prepayment option in all residential mortgages.

The Agency RMBS Market

As with interest rates described above, by late October of 2023 Agency RMBS spreads to comparable duration U.S. Treasuries or swaps reached their widest point for the current cycle.   As the market reversed and risk appetite rapidly recovered the spread contracted quickly – declining by over 50 basis points by year-end. However, unlike interest rates which reversed much of the decline seen during November and December, over the course of the first quarter of 2024 Agency RMBS spreads, while somewhat volatile, ended the quarter very close to where they were at the beginning of the quarter.  As mentioned above, declining interest rate volatility supported Agency RMBS performance.  However, the sector also benefitted from increased demand from banks and money managers deploying funds from growing flows into fixed income funds.

Based on ICE Bank of America data for the fixed income indices, for the first quarter of 2024 Agency RMBS generated a return of -1.1% and -0.1% versus comparable duration swaps, respectively. The 30-year fixed rate sector generated returns of -1.3% and -0.2% versus comparable duration swaps, respectively. With respect to individual sectors of the Agency RMBS index, shorter duration sectors and coupons outperformed owing to the increase in interest rates.  Across the 30-year fixed rate coupon stack returns varied from -2.1% for 2.0% coupons to 1.4% for 7.0% coupons. Excess returns for the same coupons were -0.6% and 0.8%, respectively, and the distribution of returns followed the durations of the various coupons in a consistent fashion.

The Agency RMBS sector underperformed investment grade and sub-investment grade corporates on an absolute basis.  Relative to comparable duration swaps for the first quarter, Agency RMBS trailed investment grade corporates by 140 basis points and sub-investment grades corporates by 190 basis points.  The performance of Agency RMBS versus these two sectors of the fixed income markets is important as multi-sector asset managers who allocate funds across the fixed income markets view these three significant sectors on a relative value basis when making allocation decisions.

Recent Legislative and Regulatory Developments

In response to the deterioration in the markets for U.S. Treasuries, Agency RMBS and other mortgage and fixed income markets resulting from the impacts of the COVID-19 pandemic, the Fed implemented a program of quantitative easing. Through November of 2021, the Fed was committed to purchasing $80 billion of U.S. Treasuries and $40 billion of Agency RMBS each month. In November of 2021, it began tapering its net asset purchases each month, ended net asset purchases by early March of 2022, and ended asset purchases entirely in September of 2022. On May 4, 2022, the FOMC announced a plan for reducing the Fed’s balance sheet. In June of 2022, in accordance with this plan, the Fed began reducing its balance sheet by a maximum of $30 billion of U.S. Treasuries and $17.5 billion of Agency RMBS each month. On September 21, 2022, the FOMC announced the Fed’s decision to continue reducing the balance sheet by a maximum of $60 billion of U.S. Treasuries and $35 billion of Agency RMBS per month. As interest rates have increased and prepayment speeds have slowed, the actual balance sheet reduction of Agency RMBS has trended well below the cap during 2023. Recently the Fed has indicated they may taper their quantitative tightening by slowing the rate of run-off of their portfolio, although it is likely they will allow their holdings of Agency RMBS to continue at the current pace and slow the run-off of U.S. Treasuries in a way that achieves their desired rate of portfolio run-off.

On September 30, 2019, the FHFA announced that Fannie Mae and Feddie Mac were allowed to increase their capital buffers to $25 billion and $20 billion, respectively, from the prior limit of $3 billion each. This step could ultimately lead to the Enterprises being privatized and represents the first concrete step on the road to Enterprise reform.  In December 2020, the FHFA released a final rule on a new regulatory framework for the Enterprises which seeks to implement both a risk-based capital framework and minimum leverage capital requirements. On January 14, 2021, the U.S. Treasury and the FHFA executed letter agreements (the "January Agreements") allowing the Enterprises to continue to retain capital up to their regulatory minimums, including buffers, as prescribed in the December rule.  These letter agreements provide, in part, (i) there will be no exit from conservatorship until all material litigation is settled and the Enterprise has common equity Tier 1 capital of at least 3% of its assets, (ii) the Enterprises will comply with the FHFA’s regulatory capital framework, (iii) higher-risk single-family mortgage acquisitions will be restricted to then current levels, and (iv) the U.S. Treasury and the FHFA will establish a timeline and process for future Enterprise reform. However, no definitive proposals or legislation have been released or enacted with respect to ending the conservatorship, unwinding the Enterprises, or materially reducing the roles of the Enterprises in the U.S. mortgage market. On September 14, 2021, the U.S. Treasury and the FHFA suspended certain policy provisions in the January Agreements, including limits on loans acquired for cash consideration, multifamily loans, loans with higher risk characteristics and second homes and investment properties.  On February 25, 2022, the FHFA published a final rule, effective as of April 26, 2022, amending the Enterprise capital framework established in December 2020 by, among other things, replacing the fixed leverage buffer equal to 1.5% of an Enterprise’s adjusted total assets with a dynamic leverage buffer equal to 50% of an Enterprise’s stability capital buffer, reducing the risk weight floor from 10% to 5%, and removing the requirement that the Enterprises must apply an overall effectiveness adjustment to their credit risk transfer exposures. On June 14, 2022, the Enterprises announced that they would each charge a 50 bps fee for commingled securities issued on or after July 1, 2022 to cover the additional capital required for such securities under the Enterprise capital framework, which was subsequently reduced on January 19, 2023 to 9.375 bps for commingled securities issued on or after April 1, 2023 to address industry concern that the fee posed a risk to the fungibility of the Uniform Mortgage-Backed Security (“UMBS”) and negatively impacted liquidity and pricing in the market for TBA securities. On November 30, 2023, the FHFA published a final rule, to become effective April 1, 2024, which will, among other things, reduce the risk weight and credit conversion factor for guarantees on commingled securities to 5% and 50%, respectively; replace the current exposure methodology with the standardized approach for counterparty credit risk as the method for computing exposure and risk-weighted asset amounts for derivatives and cleared transactions; update the credit score assumption to 680 for single-family mortgage exposures originated without a representative credit score; and introduce a risk weight of 20% for guarantee assets.

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

If prepayment rates are relatively low, lower long-term interest rates can increase the value of our Agency RMBS. This is because investors typically place a premium on assets with coupon/yields that are higher than coupon/yields available in the market. To the extent such securities pre-pay slower than would otherwise be the case, we benefit from an above market coupon/yield for longer, enhancing the return from the security. Although lower long-term interest rates may increase asset values in our portfolio, we may not be able to invest new funds in similarly yielding assets.

If prepayment levels increase, the value of any of our Agency RMBS that are carried at a premium to par that are affected by such prepayments may decline. This is because a principal prepayment accelerates the effective term of an Agency RMBS, which would shorten the period during which an investor would receive above-market returns (assuming the yield on the prepaid asset is higher than market yields). Also, prepayment proceeds may not be able to be reinvested in similar-yielding assets. Agency RMBS backed by mortgages with high interest rates are more susceptible to prepayment risk because holders of those mortgages are most likely to refinance to a lower rate. If prepayment levels decrease, the value of any of our Agency RMBS that are carried at a discount to par that are affected by such prepayments may increase. This is because a principal prepayment accelerates the effective term of an Agency RMBS, which would shorten the timeframe over which an investor would receive the principal of the underlying loans. Agency RMBS backed by mortgages with low interest rates are less susceptible to prepayment risk because holders of those mortgages are less likely to refinance to a higher rate. IOs and IIOs, however, may be the types of Agency RMBS most sensitive to increased prepayment rates. Because the holder of an IO or IIO receives no principal payments, the values of IOs and IIOs are entirely dependent on the existence of a principal balance on the underlying mortgages. If the principal balance is eliminated due to prepayment, IOs and IIOs essentially become worthless. Although increased prepayment rates can negatively affect the value of our IOs and IIOs, they have the opposite effect on POs. Because POs act like zero-coupon bonds, meaning they are purchased at a discount to their par value and have an effective interest rate based on the discount and the term of the underlying loan, an increase in prepayment rates would reduce the effective term of our POs and accelerate the yields earned on those assets, which would increase our net income.

Higher long-term rates can also affect the value of our Agency RMBS.  As long-term rates rise, rates available to borrowers also rise.  This tends to cause prepayment activity to slow and extend the expected average life of mortgage cash flows.  As the expected average life of the mortgage cash flows increases, coupled with higher discount rates, the value of Agency RMBS declines.  Some of the instruments we use to hedge our Agency RMBS assets, such as interest rate futures, swaps and swaptions, are stable average life instruments.  This means that to the extent we use such instruments to hedge our Agency RMBS assets, our hedges may not adequately protect us from price declines, and therefore may negatively impact our book value.  It is for this reason we use interest only securities in our portfolio. As interest rates rise, the expected average life of these securities increases, causing generally positive price movements as the number and size of the cash flows increase the longer the underlying mortgages remain outstanding. This makes interest only securities desirable hedge instruments for pass-through Agency RMBS.

Because we base our investment decisions on risk management principles rather than anticipated movements in interest rates, in a volatile interest rate environment we may allocate more capital to structured Agency RMBS with shorter durations. We believe these securities have a lower sensitivity to changes in long-term interest rates than other asset classes. We may attempt to mitigate our exposure to changes in long-term interest rates by investing in IOs and IIOs, which typically have different sensitivities to changes in long-term interest rates than PT RMBS, particularly PT RMBS backed by fixed-rate mortgages.

Effects on our borrowing costs

We leverage our PT RMBS portfolio and a portion of our structured Agency RMBS with principal balances through the use of short-term repurchase agreement transactions. The interest rates on our debt are determined by the short term interest rate markets. Increases in the Fed Funds rate or SOFR typically increase our borrowing costs, which could affect our interest rate spread if there is no corresponding increase in the interest we earn on our assets. The impact of these increases would be most prevalent with respect to our Agency RMBS backed by fixed rate mortgage loans because the interest rate on a fixed-rate mortgage loan does not change even though market rates may change.

In order to protect our net interest margin against increases in short-term interest rates, we may enter into interest rate swaps, which economically convert our floating-rate repurchase agreement debt to fixed-rate debt or utilize other hedging instruments such as Fed Funds, SOFR and T-Note futures contracts or interest rate swaptions.

Summary

The current economic and interest rate cycle that began with the onset of the COVID-19 pandemic in 2020 followed by the Federal Reserve raising its policy rate by 525 basis points in a little over a year in 2022/2023 was supposed to end in early 2024 as the Fed pivoted and started to remove its tight monetary policy.  The economy and inflation are simply too strong for this to occur, at least not yet.  While market participants still expect some easing of monetary policy over the course of 2024, as reflected in the pricing of forward overnight rates, the starting point continues to get pushed out further and further into the future and the magnitude of eases continues to decrease.  Incoming economic data so far in 2024 is consistent with firming inflation and a solid economy, and the labor market shows no signs of weakness.  Stimulative fiscal policy out of Washington is working against restrictive monetary policy from the Fed and while inflation has decreased significantly from the peak seen in 2023 it still remains far above the Fed’s target level of 2.0%.

In spite of the ongoing strength of the economy and interest rates retracing much of the declines seen over the last two months of 2023, Agency MBS securities performed fairly well during the first quarter of 2024. While absolute returns and duration adjusted excess returns versus comparable duration treasuries were both negative for the quarter, they were only slightly negative, including the excess return of just -0.1%.  At this juncture it is unclear how much longer the economy and inflation will remain too strong for the Fed and whether or not interest rates will continue to rise, and to what extent.  When the first quarter of 2024 ended the spread of the current coupon, 30-year fixed rate Agency MBS was trading at a spread to comparable duration treasuries near the low end of the prevailing range since mid-2022, shortly after the Fed began its policy firming.  As with the economy, inflation and interest rates, the outlook for the performance of Agency MBS is unclear and there is the possibility the sector could underperform in the near term if the current trends discussed above continue.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which requires our management to make some complex and subjective decisions, estimates and assessments. Our most critical accounting policies involve decisions, estimates and assessments which can have a material impact on reported assets, liabilities, revenues and expenses, and these estimates can change each reporting period. There have been no changes to the processes used to determine our critical accounting estimates as discussed in our annual report on Form 10-K for the year ended December 31, 2023.

Capital Expenditures

At March 31, 2024, we had no material commitments for capital expenditures.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 10, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not have any unregistered sales of its equity securities during the three months ended March 31, 2024.

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

The Company did not repurchase shares of its common stock during the three months ended March 31, 2024.

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

BIMINI CAPITAL MANAGEMENT, INC.

Date: May 3, 2024	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: May 3, 2024	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)