Form 10-Q
period 2024-06-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2024-08-02
CIK 1275477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	August 1, 2024	10,005,457
Class B Common Stock, $0.001 par value	August 1, 2024	31,938
Class C Common Stock, $0.001 par value	August 1, 2024	31,938

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2024	December 31, 2023
ASSETS:
Mortgage-backed securities, at fair value:
Pledged to counterparties	$86,153,715	$92,575,292
Unpledged	261,004	155,560
Total mortgage-backed securities	86,414,719	92,730,852
Cash and cash equivalents	4,941,339	3,716,386
Restricted cash	1,282,199	753,900
Orchid Island Capital, Inc. common stock, at fair value	4,746,052	4,797,269
Accrued interest receivable	427,607	488,660
Property and equipment, net	1,882,578	1,920,823
Deferred tax assets, net	18,542,508	19,047,680
Due from affiliates	1,085,587	1,013,406
Other assets	1,116,684	1,129,038
Total Assets	$120,439,273	$125,598,014

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$82,875,999	$86,906,999
Long-term debt	27,382,035	27,394,417
Accrued interest payable	263,265	260,413
Other liabilities	1,850,970	2,908,444
Total Liabilities	112,372,269	117,470,273

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 10,005,457 shares issued and outstanding as of June 30, 2024 and December 31, 2023	10,005	10,005
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding as of June 30, 2024 and December 31, 2023	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding as of June 30, 2024 and December 31, 2023	32	32
Additional paid-in capital	329,815,150	329,815,150
Accumulated deficit	(321,758,215)	(321,697,478)
Total Stockholders’ Equity	8,067,004	8,127,741
Total Liabilities and Stockholders' Equity	$120,439,273	$125,598,014

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Six and Three Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Advisory services	$6,096,316	$6,898,860	$3,167,055	$3,516,450
Interest income	2,681,425	1,123,796	1,287,326	566,408
Dividend income from Orchid Island Capital, Inc. common stock	409,731	546,308	204,865	273,154
Total revenues	9,187,472	8,568,964	4,659,246	4,356,012
Interest expense:
Repurchase agreements	(2,365,309)	(1,072,033)	(1,157,306)	(563,963)
Long-term debt	(1,212,485)	(1,111,457)	(604,810)	(565,322)
Net revenues	5,609,678	6,385,474	2,897,130	3,226,727

Other income (expense):
Unrealized (losses) gains on mortgage-backed securities	(123,963)	(262,634)	404,875	(920,753)
Realized losses on mortgage-backed securities	(561,604)	-	(561,604)	-
Unrealized losses on Orchid Island Capital Inc. common stock	(51,217)	(85,363)	(335,751)	(216,247)
Gains on derivative instruments	1,383,463	241,672	212,457	515,547
Other income	49	120	20	56
Other income (expense), net	646,728	(106,205)	(280,003)	(621,397)

Expenses:
Compensation and related benefits	3,647,526	2,641,742	1,784,092	1,278,046
Direct advisory services costs	852,378	821,298	503,235	368,252
Directors' fees and liability insurance	416,094	413,266	206,955	206,768
Audit, legal and other professional fees	372,538	307,979	131,618	178,749
Administrative and other expenses	523,435	367,584	156,676	191,197
Total expenses	5,811,971	4,551,869	2,782,576	2,223,012

Net income (loss) before income tax provision	444,435	1,727,400	(165,449)	382,318
Income tax provision	505,172	436,420	108,396	96,811

Net (loss) income	$(60,737)	$1,290,980	$(273,845)	$285,507

Basic and Diluted Net (Loss) Income Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$(0.01)	$0.13	$(0.03)	$0.03
CLASS B COMMON STOCK
Basic and Diluted	$(0.01)	$0.13	$(0.03)	$0.03
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	10,005,457	10,019,888	10,005,457	10,019,888
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938	31,938	31,938

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Six and Three Months Ended June 30, 2024 and 2023

	Stockholders' Equity
			Additional
	Common Stock, all classes		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balances, January 1, 2024	10,069,333	$10,069	$329,815,150	$(321,697,478)	$8,127,741
Net income	-	-	-	213,108	213,108
Balances, March 31, 2024	10,069,333	$10,069	$329,815,150	$(321,484,370)	$8,340,849
Net loss	-	-	-	(273,845)	(273,845)
Balances, June 30, 2024	10,069,333	$10,069	$329,815,150	$(321,758,215)	$8,067,004

Balances, January 1, 2023	10,083,764	$10,084	$329,828,268	$(317,714,273)	$12,124,079
Net income	-	-	-	1,005,473	1,005,473
Balances, March 31, 2023	10,083,764	$10,084	$329,828,268	$(316,708,800)	$13,129,552
Net income	-	-	-	285,507	285,507
Balances, June 30, 2023	10,083,764	$10,084	$329,828,268	$(316,423,293)	$13,415,059

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Six Months Ended June 30, 2024 and 2023

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(60,737)	$1,290,980
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	38,245	38,245
Deferred income tax provision	505,172	436,420
Unrealized losses on mortgage-backed securities	123,963	262,634
Realized losses on mortgage-backed securities	561,604	-
Unrealized losses on Orchid Island Capital, Inc. common stock	51,217	85,363
Changes in operating assets and liabilities:
Accrued interest receivable	61,053	(81,495)
Due from affiliates	45,126	(110,113)
Other assets	(104,953)	(11,457)
Accrued interest payable	2,852	7,437
Other liabilities	(1,057,474)	(1,849,508)
NET CASH PROVIDED BY OPERATING ACTIVITIES	166,068	68,506

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(48,547,475)	(20,045,750)
Sales	46,252,051	-
Principal repayments	7,925,990	1,906,078
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	5,630,566	(18,139,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	352,747,000	245,355,590
Principal repayments on repurchase agreements	(356,778,000)	(228,479,000)
Principal repayments on long-term debt	(12,382)	(11,840)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,043,382)	16,864,750

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,753,252	(1,206,416)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	4,470,286	6,773,799
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$6,223,538	$5,567,383

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$3,574,942	$2,176,053

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2024

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

Royal Palm Capital, LLC maintains an investment portfolio, consisting primarily of MBS investments and shares of Orchid Island Capital, Inc. ("Orchid") common stock, for its own benefit. Royal Palm Capital, LLC and its wholly-owned subsidiaries are collectively referred to as "Royal Palm."

Bimini Advisors Holdings, LLC and its wholly-owned subsidiary, Bimini Advisors, LLC (an investment advisor registered with the Securities and Exchange Commission), are collectively referred to as "Bimini Advisors." Bimini Advisors manages a residential mortgage-backed securities (“MBS”) portfolio for Orchid and receives fees for providing these services. Bimini Advisors also provides certain repurchase agreement trading, clearing and administrative services to Orchid that were previously provided by a third party. Bimini Advisors also manages the MBS portfolio of Royal Palm.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three-month periods ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending  December 31, 2024.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase. Restricted cash includes cash pledged as collateral for repurchase agreements and margin for derivative instruments. The following table presents the Company’s cash, cash equivalents and restricted cash as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$4,941,339	$3,716,386
Restricted cash	1,282,199	753,900
Total cash, cash equivalents and restricted cash	$6,223,538	$4,470,286

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

Income on PT MBS is based on the stated interest rate of the security. Premiums or discounts present at the date of purchase are not amortized. Premium loss and discount accretion resulting from monthly principal repayments are reflected in unrealized gains and losses on MBS in the consolidated statements of operations. For IO securities, the income is accrued based on the carrying value and the effective yield. The difference between income accrued and the interest received on the security is characterized as a return of investment and serves to reduce the asset’s carrying value. At each reporting date, the effective yield is adjusted prospectively for future reporting periods based on the new estimate of prepayments and the contractual terms of the security. For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security. Changes in fair value of MBS during each reporting period are recorded in earnings and reported as unrealized gains or losses on mortgage-backed securities in the accompanying consolidated statements of operations. The amount reported as unrealized gains or losses on mortgage-backed securities thus captures the net effect of changes in the fair market value of securities caused by market developments and any premium or discount lost as a result of principal repayments during the period. Realized gains and losses on sales of MBS and U.S. Treasury Notes, using the specific identification method, are reported as a separate component of net portfolio income on the statement of operations.

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

During the six and three months ended June 30, 2024 and 2023, the Company only held U.S. Treasury Note ("T-Note") and Secured Overnight Financing Rate ("SOFR") futures contracts. The Company recorded gains of approximately $1.4 million and $0.2 million on these instruments during the six and three months ended June 30, 2024 , respectively, $0.2 and $0.5 million during the six and three months ended June 30, 2023, respectively.

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

Income Taxes

Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities represent the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates. The measurement of net deferred tax assets is adjusted by a valuation allowance if, based on the Company’s evaluation, it is more likely than not that they will not be realized in future accounting periods.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segments.” The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis. Amendments in ASU 2023-07 include: a requirement that a public entity provide all annual disclosures about a reportable segment’s profit or loss in its interim period disclosures, disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), disclosure of amounts for other segment items by reportable segment and a description of its composition, clarification that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit or loss, requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss, and requires that a public entity that has a single reportable segment provide all the disclosures required by ASU 2023-07 as well as all existing disclosures required in Topic 280. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of ASU 2023-07 on its future financial statements.

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

The following table summarizes the advisory services revenue from Orchid for the six and three months ended June 30, 2024 and 2023.

(in thousands)
	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
Management fee	$4,418	$5,346	$2,257	$2,704
Allocated overhead	1,330	1,215	732	639
Repurchase, clearing and administrative Fee	348	338	178	173
Total	$6,096	$6,899	$3,167	$3,516

At June 30, 2024 and December 31, 2023, the net amount due from Orchid was approximately $1.1 million and $1.0 million, respectively.

NOTE 3. MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of June 30, 2024 and December 31, 2023:

(in thousands)
	June 30, 2024			December 31, 2023
	Par Value	Cost (1)	Fair Value	Par Value	Cost (1)	Fair Value
Fixed-rate MBS	$84,732	$86,120	$83,961	$88,807	$91,701	$90,181
Structured MBS (2)	n/a	1,681	2,454	n/a	1,787	2,550
Total	$84,732	$87,801	$86,415	$88,807	$93,488	$92,731

(1)	The cost information in the table above represents the aggregate current par value, multiplied by the purchase price of each security in the portfolio.
(2)	The notional balance for the structured MBS portfolio was $17.8 million and $18.9 million as of June 30, 2024 and December 31, 2023, respectively.

The following table is a summary of the Company's net gain (loss) from the sale of mortgage-backed securities for the six months ended June 30, 2024 and 2023.

(in thousands)
	2024	2023
Proceeds from sales of MBS	$46,252	$-
Carrying value of MBS sold	(46,814)	-
Net loss on sales of MBS	$(562)	$-

Gross gain on sales of MBS	$-	$-
Gross loss on sales of MBS	(562)	-
Net loss on sales of MBS	$(562)	$-

NOTE 4. REPURCHASE AGREEMENTS

The Company pledges certain of its MBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. During the six months ended  June 30, 2024 and 2023, the Company had met all margin call requirements.

As of June 30, 2024 and December 31, 2023, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
June 30, 2024
Fair value of securities pledged, including accrued interest receivable	$-	$17,095	$69,483	$-	$86,578
Repurchase agreement liabilities associated with these securities	$-	$16,390	$66,486	$-	$82,876
Net weighted average borrowing rate	-	5.49%	5.46%	-	5.47%
December 31, 2023
Fair value of securities pledged, including accrued interest receivable	$-	$68,477	$24,584	$-	$93,061
Repurchase agreement liabilities associated with these securities	$-	$63,637	$23,270	$-	$86,907
Net weighted average borrowing rate	-	5.56%	5.57%	-	5.56%

In addition, cash pledged to counterparties for repurchase agreements was approximately $0.4 million as of  June 30, 2024.  There was no cash pledged to counterparties for repurchase agreements as of December 31, 2023.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any. At  June 30, 2024 and December 31, 2023, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and any cash pledged, including accrued interest on such securities) with all counterparties of approximately $4.0 million and $6.0 million, respectively. Summary information regarding amounts at risk with individual counterparties greater than 10% of the Company's stockholders' equity at  June 30, 2024 and December 31, 2023 is presented in the table below.

($ in thousands)
		% of	Weighted
		Stockholders'	Average
	Amount	Equity	Maturity
Repurchase Agreement Counterparty	at Risk	at Risk	(in Days)
June 30, 2024
DV Securities, LLC Repo	$1,176	14.6%	89
Mirae Asset Securities (USA) Inc.	978	12.1%	80
South Street Securities, LLC	827	10.3%	86
December 31, 2023
Mirae Asset Securities (USA), Inc.	$1,564	19.2%	18
Citigroup Global Markets, Inc.	1,302	16.0%	26
Mitsubishi UFJ Securities, Inc.	1,128	13.9%	23
South Street Securities, LLC	922	11.3%	52

NOTE 5. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes Bimini’s assets pledged as collateral under its repurchase agreements and derivative agreements as of June 30, 2024 and December 31, 2023.

($ in thousands)
	June 30, 2024			December 31, 2023
	Repurchase	Derivative		Repurchase	Derivative
	Agreements	Agreements	Total	Agreements	Agreements	Total
PT MBS - at fair value	$83,862	$-	$83,862	$90,180	$-	$90,180
Structured MBS - at fair value	2,292	-	2,292	2,395	-	2,395
Accrued interest on pledged securities	424	-	424	486	-	486
Restricted cash	427	855	1,282	-	754	754
Total	$87,005	$855	$87,860	$93,061	$754	$93,815

NOTE 6. OFFSETTING ASSETS AND LIABILITIES

The Company’s derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of June 30, 2024 and December 31, 2023.

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not Offset
		Gross	of Liabilities	in the
	Gross	Amount	Presented	Consolidated Balance Sheet
	Amount	Offset in the	in the	Financial
	of	Consolidated	Consolidated	Instruments	Cash
	Recognized	Balance	Balance	Posted as	Posted as	Net
	Liabilities	Sheet	Sheet	Collateral	Collateral	Amount
June 30, 2024
Repurchase Agreements	$82,876	$-	$82,876	$(82,449)	$(427)	$-
	$82,876	$-	$82,876	$(82,449)	$(427)	$-
December 31, 2023
Repurchase Agreements	$86,907	$-	$86,907	$(86,907)	$-	$-
	$86,907	$-	$86,907	$(86,907)	$-	$-

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

NOTE 7. LONG-TERM DEBT

Long-term debt at June 30, 2024 and December 31, 2023 is summarized as follows:

(in thousands)
	June 30, 2024	December 31, 2023
Junior subordinated debt	$26,804	$26,804
Secured note payable	578	590
Total	$27,382	$27,394

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

As of June 30, 2024 and December 31, 2023, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million. Through June 30, 2023, the BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes had a rate of interest that floated at a spread of 3.50% over the prevailing three-month LIBOR rate. Starting June 30, 2023, the underlying index converted from three-month LIBOR to CME 3-month Term SOFR plus a tenor spread adjustment of 0.26161%. The interest rate for subsequent accrual periods will be CME Term SOFR on the applicable reset date plus the tenor spread adjustment of 0.26161% plus the coupon spread of 3.50%. The CME Term SOFR index is in effect for all interest rate resets after July 3, 2023. As of June 30, 2024, the interest rate was 9.10%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment to all present and future senior indebtedness.

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

The table below presents the future scheduled principal payments on the Company’s long-term debt.

(in thousands)
Last six months of 2024	$15
For the years ended:
2025	26
2026	28
2027	29
2028	30
After 2028	27,254
Total	$27,382

NOTE 8. COMMON STOCK

There were no issuances of Bimini Capital's Class A Common Stock, Class B Common Stock or Class C Common Stock during the six months ended June 30, 2024 and 2023.

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

The Inflation Reduction Act of 2022 included a provision for an excise tax equal to 1% of the fair market value of any stock repurchased by covered corporations during a taxable year, subject to certain limits and provisions, including a $1 million threshold before the tax becomes applicable. The excise tax is effective beginning in 2023. The amount of stock repurchases during the six months ended June 30, 2024 and 2023 were under the $1 million threshold, so no accrual for this excise tax has been recorded.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.

As previously disclosed, in April 2020 and November 2021, the Company received demands for payment from Citigroup, Inc. related to the indemnification provisions of various mortgage loan purchase agreements entered into prior to 2007. As of June 30, 2024, no further information has been received related to this matter and the Company believes the demands are without merit. The ultimate resolution of this matter cannot presently be determined. However, in management's opinion, the likelihood of a material adverse outcome is remote. Accordingly, no provision or accrual has been recorded.

Management is not aware of any other significant reported or unreported contingencies at June 30, 2024.

NOTE 10. INCOME TAXES

The total income tax provision recorded for the six months ended June 30, 2024 and 2023 was $0.5 million and $0.4 million, respectively, on consolidated pre-tax book income of $0.4 million and $1.7 million, respectively. The total income tax provision recorded for the three months ended June 30, 2024 and 2023 was $0.1 million and $0.1 million, respectively, on consolidated pre-tax book (loss) income of $(0.2) million and $0.4 million, respectively. The Company uses the discrete-period computation method for determining its income tax provision. The Company's income tax provision could be affected by numerous factors, including nondeductible expenses, the projected utilization of net operating loss carryovers and changes in its deferred tax assets and liabilities and their valuations. The Company’s tax provisions are based on estimated annual tax rates applied to actual income to date and include the expected realization of a portion of the tax benefits of federal and state net operating losses carryforwards (“NOLs”). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized in future accounting periods. The ultimate realization of capital loss and NOL carryforwards is dependent upon the generation of future capital gains and taxable income in periods prior to their expiration. The Company currently provides a valuation allowance against a portion of the deferred tax assets generated by the NOLs since the Company believes that it is more likely than not that some of the benefits will not be realized in the future. The Company will continue to assess the need for, and the amount of, the valuation allowance at each reporting date.

NOTE 11. EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at June 30, 2024 and 2023.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at June 30, 2024 and 2023.

The table below reconciles the numerator and denominator of EPS for the six and three months ended June 30, 2024 and 2023.

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
Basic and diluted EPS per Class A common share:
(Loss) income attributable to Class A common shares:
Basic and diluted	$(61)	$1,287	$(273)	$285
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	10,005	10,020	10,005	10,020
Weighted average shares-basic and diluted	10,005	10,020	10,005	10,020
(Loss) income per Class A common share:
Basic and diluted	$(0.01)	$0.13	$(0.03)	$0.03

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
Basic and diluted EPS per Class B common share:
(Loss) income attributable to Class B common shares:
Basic and diluted	$-	$4	$(1)	$1
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32	32	32
Weighted average shares-basic and diluted	32	32	32	32
(Loss) income per Class B common share:
Basic and diluted	$(0.01)	$0.13	$(0.03)	$0.03

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

The Company's MBS, Orchid common stock and retained interests  were all recorded at fair value on a recurring basis as of June 30, 2024 and December 31, 2023. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

The Company's MBS are valued using Level 2 valuations, and such valuations currently are determined by the Company based on independent pricing sources and/or third-party broker quotes. Because the price estimates may vary, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values. The Company and the independent pricing sources use various valuation techniques to determine the price of the Company’s securities. These techniques include observing the most recent market for like or identical assets (including security coupon, maturity, yield, and prepayment speeds), spread pricing techniques to determine market credit spreads (option adjusted spread, zero volatility spread, spread to the U.S. Treasury curve or spread to a benchmark such as a TBA security), and model driven approaches (the discounted cash flow method, Black Scholes and SABR models which rely upon observable market rates such as the term structure of interest rates and volatility). The appropriate spread pricing method used is based on market convention. The pricing source determines the spread of recently observed trade activity or observable markets for assets similar to those being priced. The spread is then adjusted based on variances in certain characteristics between the market observation and the asset being priced. Those characteristics include: type of asset, the expected life of the asset, the stability and predictability of the expected future cash flows of the asset, whether the coupon of the asset is fixed or adjustable, the guarantor of the security if applicable, the coupon, the maturity, the issuer, size of the underlying loans, year in which the underlying loans were originated, loan to value ratio, state in which the underlying loans reside, credit score of the underlying borrowers and other variables if appropriate. The fair value of the security is determined by using the adjusted spread.

The Company’s futures contracts are Level 1 valuations, as they are exchange-traded instruments and quoted market prices are readily available. Futures contracts are settled daily. Retained interests have a recorded fair value of zero as of June 30, 2024 and December 31, 2023, as the prospect of future cash flows is uncertain based on a Level 3 valuation analysis. Any cash received from the retained interests is reflected as a gain in the consolidated statements of operations.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
June 30, 2024
Mortgage-backed securities	$86,415	$-	$86,415	$-
Orchid Island Capital, Inc. common stock	4,746	4,746	-	-
December 31, 2023
Mortgage-backed securities	$92,731	$-	$92,731	$-
Orchid Island Capital, Inc. common stock	4,797	4,797	-	-

During the six months ended June 30, 2024 and 2023, there were no transfers of financial assets or liabilities between Levels 1, 2 or 3.

NOTE 13. SEGMENT INFORMATION

The Company’s operations are classified into two principal reportable segments: the asset management segment and the investment portfolio segment.

The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. As discussed in Note 2, the revenues of the asset management segment consist of management fees and overhead reimbursements received pursuant to a management agreement with Orchid. Total revenues received under this management agreement for the six and three months ended June 30, 2024 were approximately $6.1 million and $3.2 million, respectively, accounting for approximately 66% and 68% of consolidated revenues, respectively. Total revenues received under this management agreement for the six and three months ended June 30, 2023 were approximately $6.9 million and $3.5 million, respectively, accounting for approximately 81% and 81% of consolidated revenues, respectively.

The investment portfolio segment includes the investment activities conducted by Royal Palm. The investment portfolio segment receives revenue in the form of interest and dividend income on its investments.

Segment information for the six months ended  June 30, 2024 and 2023 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2024
Advisory services, external customers	$6,096	$-	$-	$-	$6,096
Advisory services, other operating segments(1)	62	-	-	(62)	-
Interest and dividend income	-	3,090	1	-	3,091
Interest expense(2)	-	(2,365)	(1,212)	-	(3,577)
Net revenues	6,158	725	(1,211)	(62)	5,610
Other revenue	-	647	-	-	647
Operating expenses(3)	(3,695)	(2,116)	(2)	-	(5,813)
Intercompany expenses(1)	-	(62)	-	62	-
Income (loss) before income taxes(4)	$2,463	$(806)	$(1,213)	$-	$444

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2023
Advisory services, external customers	$6,899	$-	$-	$-	$6,899
Advisory services, other operating segments(1)	56	-	-	(56)	-
Interest and dividend income	-	1,669	1	-	1,670
Interest expense(2)	-	(1,072)	(1,112)	-	(2,184)
Net revenues	6,955	597	(1,111)	(56)	6,385
Other revenue (expenses)	-	(106)	-	-	(106)
Operating expenses(3)	(3,602)	(950)	-	-	(4,552)
Intercompany expenses(1)	-	(56)	-	56	-
Income (loss) before income taxes(4)	$3,353	$(515)	$(1,111)	$-	$1,727

Segment information for the three months ended  June 30, 2024 and 2023 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2024
Advisory services, external customers	$3,167	$-	$-	$-	$3,167
Advisory services, other operating segments(1)	30	-	-	(30)	-
Interest and dividend income	-	1,492	-	-	1,492
Interest expense(2)	-	(1,157)	(605)	-	(1,762)
Net revenues	3,197	335	(605)	(30)	2,897
Other revenue (expenses)	-	(280)	-	-	(280)
Operating expenses(3)	(1,895)	(887)	-	-	(2,782)
Intercompany expenses(1)	-	(30)	-	30	-
Income (loss) before income taxes(4)	$1,302	$(862)	$(605)	$-	$(165)

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2023
Advisory services, external customers	$3,516	$-	$-	$-	$3,516
Advisory services, other operating segments(1)	30	-	-	(30)	-
Interest and dividend income	-	839	1	-	840
Interest expense(2)	-	(564)	(565)	-	(1,129)
Net revenues	3,546	275	(564)	(30)	3,227
Other revenue (expenses)	-	(621)	-	-	(621)
Operating expenses(3)	(1,765)	(458)	-	-	(2,223)
Intercompany expenses(1)	-	(30)	-	30	-
Income (loss) before income taxes(4)	$1,781	$(835)	$(564)	$-	$382

(1)	Includes fees paid by Royal Palm to Bimini Advisors for advisory services at an annualized rate of 1.5% of capital allocated to Royal Palm's MBS portfolio.
(2)	Includes interest on repurchase agreements in the Investment Portfolio column and long-term debt in the Corporate column.
(3)	Operating expenses are allocated based on each segment’s proportional share of total revenues.
(4)	Totals in the table above may not foot due to rounding differences.

Assets in each reportable segment as of June 30, 2024 and December 31, 2023 were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
June 30, 2024	$2,028	$111,519	6,892	$120,439
December 31, 2023	1,853	117,012	6,733	125,598

NOTE 14. RELATED PARTY TRANSACTIONS

At both June 30, 2024 and December 31, 2023, the Company owned 569,071 shares of Orchid common stock, representing approximately 0.9% and 1.1%, respectively, of Orchid’s outstanding common stock on such dates. The Company received dividends on this common stock investment of approximately $0.4 million and $0.5 million during the six months ended June 30, 2024 and 2023, respectively, and $0.2 million and $0.3 million during the three months ended June 30, 2024 and 2023, respectively.

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

The Inflation Reduction Act of 2022 (the "Act"), includes a provision for an excise tax equal to 1% of the fair market value of any stock repurchased by covered corporations during a taxable year, subject to certain limits and other provisions. The excise tax is effective beginning in 2023. The Company was not subject to the tax in 2023, as its repurchases were less than the threshold specified in the Act. There have been no repurchases in 2024. While we may complete transactions subject to the new excise tax, we do not expect this tax to have a material impact to our financial condition or result of operations.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

●	interest rate trends;
●	changes in our cost of borrowed funds, including changes in the Federal Funds rate, that is controlled by the Federal Reserve (the "Fed");
●	the difference between Agency MBS yields and our funding and hedging costs;
●	competition for, and supply of, Agency MBS for us to invest in;
●

actions taken by the U.S. government, including the President's administration, the Fed, the Federal Open Market Committee (the “FOMC”), the Federal Housing Finance Agency (the “FHFA”) and the U.S. Treasury;

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

Results of Operations

Described below are the Company’s results of operations for the six and three months ended June 30, 2024, as compared to the six and three months ended June 30, 2023.

Net Income (Loss) Summary

Consolidated net loss for the six months ended June 30, 2024 was $0.1 million, or $0.01 basic and diluted loss per share of Class A Common Stock, as compared to a consolidated net income of $1.3 million, or $0.13 basic and diluted income per share of Class A Common Stock, for the six months ended June 30, 2023. Consolidated net loss for the three months ended June 30, 2024 was $0.3 million, or $0.03 basic and diluted loss per share of Class A Common Stock, as compared to a consolidated net income of $0.3 million, or $0.03 basic and diluted income per share of Class A Common Stock, for the three months ended June 30, 2023.

The components of net income for the six and three months ended June 30, 2024 and 2023, along with the changes in those components are presented in the table below.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Advisory services revenues	$6,096	$6,899	$(803)	$3,167	$3,516	$(349)
Interest and dividend income	3,091	1,670	1,421	1,492	840	652
Interest expense	(3,578)	(2,184)	(1,394)	(1,762)	(1,129)	(633)
Net revenues	5,609	6,385	(776)	2,897	3,227	(330)
Other revenue (expense)	647	(106)	753	(280)	(621)	341
Expenses	(5,812)	(4,552)	(1,260)	(2,783)	(2,223)	(560)
Net income (loss) before income tax provision	444	1,727	(1,283)	(166)	383	(549)
Income tax provision	505	436	69	108	97	11
Net (loss) income	$(61)	$1,291	$(1,352)	$(274)	$286	$(560)

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

Gains (Losses) on Derivative Instruments

(in thousands)
		Funding Hedges
		Attributed to	Attributed to
	Statement of	Current	Future
	Operations	Period	Periods
Three Months Ended	(GAAP)	(Non-GAAP)	(Non-GAAP)
June 30, 2024	$212	$44	$168
March 31, 2024	1,171	21	1,150
December 31, 2023	(1,881)	(21)	(1,860)
September 30, 2023	1,169	(11)	1,180
June 30, 2023	516	(18)	534
March 31, 2023	(274)	(33)	(241)
Six Months Ended
June 30, 2024	$1,383	$65	$1,318
June 30, 2023	242	(51)	293

Economic Net Portfolio Interest Income

(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
	GAAP		Effect of		Interest Income (Expense)
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
June 30, 2024	$1,287	$1,157	$(44)	$1,113	$130	$174
March 31, 2024	1,394	1,208	(21)	1,187	186	207
December 31, 2023	1,350	1,178	21	1,199	172	151
September 30, 2023	838	831	11	842	7	(4)
June 30, 2023	567	564	18	582	3	(15)
March 31, 2023	557	508	33	541	49	16
Six Months Ended
June 30, 2024	$2,681	$2,365	$(65)	$2,300	$316	$381
June 30, 2023	1,124	1,072	51	1,123	52	1

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income

(in thousands)
			Interest
	Net Portfolio		Expense on
	Interest Income (Expense)		Long-Term	Net Interest Income (Expense)
	GAAP	Economic	Debt	GAAP	Economic
Three Months Ended	Basis	Basis(1)	(GAAP)	Basis	Basis(2)
June 30, 2024	$130	$174	$605	$(475)	$(431)
March 31, 2024	186	207	608	(422)	(401)
December 31, 2023	172	151	616	(444)	(465)
September 30, 2023	7	(4)	611	(604)	(615)
June 30, 2023	3	(15)	565	(562)	(580)
March 31, 2023	49	16	546	(497)	(530)
Six Months Ended
June 30, 2024	$316	$381	$1,213	$(897)	$(832)
June 30, 2023	52	1	1,111	(1,059)	(1,110)

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Segment Information

We have two operating segments. The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. The investment portfolio segment includes the investment activities conducted by Royal Palm.

Segment information for the six months ended June 30, 2024 and 2023 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2024
Advisory services, external customers	$6,096	$-	$-	$-	$6,096
Advisory services, other operating segments(1)	62	-	-	(62)	-
Interest and dividend income	-	3,090	1	-	3,091
Interest expense(2)	-	(2,365)	(1,212)	-	(3,577)
Net revenues	6,158	725	(1,211)	(62)	5,610
Other revenue	-	647	-	-	647
Operating expenses(3)	(3,695)	(2,116)	(2)	-	(5,813)
Intercompany expenses(1)	-	(62)	-	62	-
Income (loss) before income taxes(4)	$2,463	$(806)	$(1,213)	$-	$444

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2023
Advisory services, external customers	$6,899	$-	$-	$-	$6,899
Advisory services, other operating segments(1)	56	-	-	(56)	-
Interest and dividend income	-	1,669	1	-	1,670
Interest expense(2)	-	(1,072)	(1,112)	-	(2,184)
Net revenues	6,955	597	(1,111)	(56)	6,385
Other revenue (expenses)	-	(106)	-	-	(106)
Operating expenses(3)	(3,602)	(950)	-	-	(4,552)
Intercompany expenses(1)	-	(56)	-	56	-
Income (loss) before income taxes(4)	$3,353	$(515)	$(1,111)	$-	$1,727

Segment information for the three months ended June 30, 2024 and 2023 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2024
Advisory services, external customers	$3,167	$-	$-	$-	$3,167
Advisory services, other operating segments(1)	30	-	-	(30)	-
Interest and dividend income	-	1,492	-	-	1,492
Interest expense(2)	-	(1,157)	(605)	-	(1,762)
Net revenues	3,197	335	(605)	(30)	2,897
Other revenue (expenses)	-	(280)	-	-	(280)
Operating expenses(3)	(1,895)	(887)	-	-	(2,782)
Intercompany expenses(1)	-	(30)	-	30	-
Income (loss) before income taxes(4)	$1,302	$(862)	$(605)	$-	$(165)

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2023
Advisory services, external customers	$3,516	$-	$-	$-	$3,516
Advisory services, other operating segments(1)	30	-	-	(30)	-
Interest and dividend income	-	839	1	-	840
Interest expense(2)	-	(564)	(565)	-	(1,129)
Net revenues	3,546	275	(564)	(30)	3,227
Other revenue (expenses)	-	(621)	-	-	(621)
Operating expenses(3)	(1,765)	(458)	-	-	(2,223)
Intercompany expenses(1)	-	(30)	-	30	-
Income (loss) before income taxes(4)	$1,781	$(835)	$(564)	$-	$382

(1)	Includes fees paid by Royal Palm to Bimini Advisors for advisory services at an annualized rate of 1.5% of capital allocated to Royal Palm's MBS portfolio.
(2)	Includes interest expense on repurchase agreements in the Investment Portfolio column and long-term debt in the Corporate column.
(3)	Operating expenses are allocated based on each segment’s proportional share of total revenues.
(4)	Totals in the table above may not foot due to rounding differences.

Assets in each reportable segment were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
June 30, 2024	$2,028	$111,519	6,892	$120,439
December 31, 2023	1,853	117,012	6,733	125,598

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

(in thousands)
			Advisory Services
					Repurchase,
	Average	Average			Clearing and
	Orchid	Orchid	Management	Overhead	Administrative
Three Months Ended	MBS	Equity	Fee	Allocation	Fees	Total
June 30, 2024	$4,203,416	$699,766	$2,257	$732	$178	$3,167
March 31, 2024	3,887,545	672,057	2,161	598	170	2,929
December 31, 2023	4,207,118	851,532	2,275	617	184	3,076
September 30, 2023	4,447,098	964,230	2,871	557	193	3,621
June 30, 2023	4,186,939	899,109	2,704	639	173	3,516
March 31, 2023	3,769,954	865,722	2,641	576	165	3,382
Six Months Ended
June 30, 2024	$4,045,480	$685,912	$4,418	$1,330	$348	$6,096
June 30, 2023	3,978,447	882,415	5,345	1,215	338	6,898

Investment Portfolio Segment

Net Portfolio Interest Income (Expense)

We define net portfolio interest income as interest income on MBS less interest expense on repurchase agreement funding. During the six months ended June 30, 2024, we generated $0.3 million of net portfolio interest income, consisting of $2.7 million of interest income from MBS assets offset by $2.4 million of interest expense on repurchase liabilities. For the comparable period ended June 30, 2023, we generated $52,000 of net portfolio interest income, consisting of $1.1 million of interest income from MBS assets offset by $1.1 million of interest expense on repurchase liabilities. The $1.5 million increase in interest income was due to a 155 basis point ("bp") increase in yields, combined with an $38.9 million increase in average MBS holdings. There was a $1.3 million increase in interest expense for the six months ended June 30, 2024 that was due to a 108 bp increase in cost of funds, combined with a $37.1 million increase in average repurchase liabilities.

Our economic interest expense on repurchase liabilities for the six months ended June 30, 2024 and 2023 was $2.3 million and $1.2 million, respectively, resulting in $381,000 and $1,000 of economic net portfolio interest income, respectively.

During the three months ended June 30, 2024, we generated $0.1 million of net portfolio interest income, consisting of $1.3 million of interest income from MBS assets offset by $1.2 million of interest expense on repurchase liabilities. For the comparable period ended June 30, 2023, we generated $3,000 of net portfolio interest income, consisting of $567,000 of interest income from MBS assets offset by $564,000 of interest expense on repurchase liabilities. The $0.7 million increase in interest income was due to a 174 bp increase in yields, combined with an $32.8 million increase in average MBS holdings. There was a $0.6 million increase in interest expense for the three months ended June 30, 2024 that was due to a 118 bp increase in cost of funds, combined with a $31.8 million increase in average repurchase liabilities.

Our economic interest expense on repurchase liabilities for the three months ended June 30, 2024 and 2023 was $1,113,000 and $582,000, respectively, resulting in $174,000 and $(15,000) of economic net portfolio interest income (expense), respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for the six months ended June 30, 2024 and 2023 and each quarter in 2024 and 2023 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Held(1)	Income	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
June 30, 2024	$87,539	$1,287	5.88%	$83,737	$1,157	$1,113	5.53%	5.32%
March 31, 2024	90,697	1,394	6.15%	85,753	1,208	1,187	5.63%	5.54%
December 31, 2023	88,796	1,350	6.08%	84,162	1,178	1,199	5.60%	5.70%
September 30, 2023	74,316	838	4.51%	71,056	831	842	4.68%	4.74%
June 30, 2023	54,705	567	4.14%	51,893	564	582	4.35%	4.49%
March 31, 2023	45,767	557	4.87%	43,455	508	541	4.68%	4.98%
Six Months Ended
June 30, 2024	$89,118	$2,681	6.02%	$84,745	$2,365	$2,300	5.58%	5.43%
June 30, 2023	50,236	1,124	4.47%	47,674	1,072	1,123	4.50%	4.71%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income (Expense)		Interest Spread
	GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(2)	Basis	Basis(4)
June 30, 2024	$130	$174	0.35%	0.56%
March 31, 2024	186	207	0.52%	0.61%
December 31, 2023	172	151	0.48%	0.38%
September 30, 2023	7	(4)	(0.17)%	(0.23)%
June 30, 2023	3	(15)	(0.21)%	(0.35)%
March 31, 2023	49	16	0.19%	(0.11)%
Six Months Ended
June 30, 2024	$316	$381	0.44%	0.59%
June 30, 2023	52	1	(0.03)%	(0.24)%

(1)

Portfolio yields and costs of borrowings presented in the tables above and the tables on page 28 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)	Economic interest expense and economic net interest income presented in the tables above and the tables on page 28 include the effect of derivative instrument hedges for only the period presented.
(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period related to hedging activities divided by average MBS.
(4)	Economic net interest spread is calculated by subtracting average economic cost of funds from yield on average MBS.

Average Asset Yield

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of PT MBS and structured, for each quarter during 2024 and 2023.

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Three Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
June 30, 2024	$85,097	$2,442	$87,539	$1,242	$45	$1,287	5.84%	7.45%	5.88%
March 31, 2024	88,206	2,491	90,697	1,348	46	1,394	6.11%	7.38%	6.15%
December 31, 2023	86,242	2,554	88,796	1,294	56	1,350	6.00%	8.67%	6.08%
September 30, 2023	71,731	2,585	74,316	781	57	838	4.35%	8.91%	4.51%
June 30, 2023	52,004	2,701	54,705	508	59	567	3.91%	8.59%	4.14%
March 31, 2023	42,912	2,855	45,767	500	57	557	4.66%	8.09%	4.87%
Six Months Ended
June 30, 2024	$86,652	$2,466	$89,118	$2,590	$91	$2,681	5.98%	7.41%	6.02%
June 30, 2023	47,458	2,778	50,236	1,008	116	1,124	4.25%	8.33%	4.47%

Cost of Funds

Since all of our repurchase agreements are short-term, changes in market rates have a more immediate impact on our interest expense. Our average cost of funds calculated on a GAAP basis was 19 bps above the average one-month SOFR and 14 bps above the average six-month SOFR for the quarter ended June 30, 2024. Our average economic cost of funds was 2 bps below the average one-month SOFR and 7 bps below the average six-month SOFR for the quarter ended June 30, 2024. The average term to maturity of the outstanding repurchase agreements was 69 days at June 30, 2024, compared to 29 days at December 31, 2023. The tables below present the average outstanding balances under our repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month SOFR rates for each quarter in 2024 and 2023, on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Agreements	Basis	Basis	Basis	Basis
June 30, 2024	$83,737	$1,157	$1,113	5.53%	5.32%
March 31, 2024	85,753	1,208	1,187	5.63%	5.54%
December 31, 2023	84,162	1,178	1,199	5.60%	5.70%
September 30, 2023	71,056	831	842	4.68%	4.74%
June 30, 2023	51,893	564	582	4.35%	4.49%
March 31, 2023	43,455	508	541	4.68%	4.98%
Six Months Ended
June 30, 2024	$84,745	$2,365	$2,300	5.58%	5.43%
June 30, 2023	47,674	1,072	1,123	4.50%	4.71%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average SOFR		One-Month	Six-Month	One-Month	Six-Month
Three Months Ended	One-Month	Six-Month	SOFR	SOFR	SOFR	SOFR
June 30, 2024	5.34%	5.39%	0.19%	0.14%	(0.02)%	(0.07)%
March 31, 2024	5.32%	5.39%	0.31%	0.24%	0.22%	0.15%
December 31, 2023	5.34%	5.35%	0.26%	0.25%	0.36%	0.35%
September 30, 2023	5.32%	5.17%	(0.64)%	(0.49)%	(0.58)%	(0.43)%
June 30, 2023	5.07%	4.78%	(0.72)%	(0.43)%	(0.58)%	(0.29)%
March 31, 2023	4.63%	4.09%	0.05%	0.59%	0.35%	0.89%
Six Months Ended
June 30, 2024	5.33%	5.39%	0.25%	0.19%	0.10%	0.04%
June 30, 2023	4.85%	4.44%	(0.35)%	0.06%	(0.14)%	0.27%

Dividend Income from Orchid

During the six months ended June 30, 2024 and 2023, we owned 569,071 shares of Orchid common stock, respectively. Orchid paid total dividends of $0.72 and $0.96 per share during the six months ended June 30, 2024 and 2023, respectively, resulting in dividend income on this common stock investment of approximately $0.4 million and $0.6 million, respectively. Orchid paid total dividends of $0.36 and $0.48 per share during the three months ended June 30, 2024 and 2023, respectively, resulting in dividend income on this common stock investment of approximately $0.2 million and $0.3 million, respectively.

Long-Term Debt

Junior Subordinated Debt

Prior to June 30, 2023, the junior subordinated debt securities paid interest at a floating rate, adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date. Starting June 30, 2023, the underlying index converted from three-month LIBOR to CME Term SOFR plus a tenor spread adjustment of 0.26161%. The interest rate for subsequent accrual periods will be CME Term SOFR on the applicable reset date plus the tenor spread adjustment of 0.26161% plus the coupon spread of 3.50%. The CME Term SOFR index is in effect for all interest rate resets after July 3, 2023. The LIBOR and CME Term SOFR rate increases since January 2022 have increased our interest expense. Interest expense on our junior subordinated debt securities was $1.2 million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively.  The average rate of interest paid for the six months ended June 30, 2024 was 9.11% compared to 8.39% for the comparable period in 2023. Interest expense on our junior subordinated debt securities was $0.6 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively.  The average rate of interest paid for the three months ended June 30, 2024 was 9.09% compared to 8.49% for the comparable period in 2023.

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

Gains or Losses and Other Income

The table below presents our gains or losses and other income for the six and three months ended June 30, 2024 and 2023.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Realized losses on sales of MBS	$(562)	$-	$(562)	$(562)	$-	$(562)
Unrealized (losses) gains on MBS	(124)	(263)	139	405	(921)	1,326
Total losses on MBS	(686)	(263)	(423)	(157)	(921)	764
Gains on derivative instruments	1,383	242	1,141	212	516	(304)
Unrealized losses on Orchid Island Capital, Inc. common stock	(51)	(85)	34	(336)	(216)	(120)

We invest in MBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from trading in these securities. However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the six months ended June 30, 2024, we received proceeds of $46.3 million from the sales of RMBS. We did not sell any MBS during the six months ended June 30, 2023.

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

	5 Year	10 Year	15 Year	30 Year	Three
	U.S. Treasury	U.S. Treasury	Fixed-Rate	Fixed-Rate	Month
	Rate(1)	Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	SOFR(3)
June 30, 2024	4.33%	4.34%	6.16%	6.86%	5.35%
March 31, 2024	4.22%	4.21%	6.11%	6.79%	5.31%
December 31, 2023	3.84%	3.87%	5.93%	6.61%	5.36%
September 30, 2023	4.61%	4.57%	6.72%	7.31%	5.27%
June 30, 2023	4.13%	3.82%	6.06%	6.71%	5.00%
March 31, 2023	3.61%	3.49%	5.56%	6.32%	4.51%

(1)	Historical 5 Year and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 15 Year and 30 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical SOFR is obtained from the Federal Reserve Bank of New York. The SOFR averages are compounded averages of the SOFR over rolling 30 and 180 day periods.

Operating Expenses

For the six and three months ended June 30, 2024, our total operating expenses were approximately $5.8 million and $2.8 million, respectively, compared to $4.6 million and $2.2 million, respectively, for the six and three months ended June 30, 2023. The table below presents a breakdown of operating expenses for the six and three months ended June 30, 2024 and 2023.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Compensation and related benefits	$3,648	$2,642	$1,006	$1,784	$1,278	$506
Direct advisory services costs	852	821	31	503	368	135
Legal fees	43	38	5	23	20	3
Accounting, auditing and other professional fees	330	270	60	109	159	(50)
Directors’ fees and liability insurance	416	413	3	207	207	-
Administrative and other expenses	523	368	155	157	191	(34)
	$5,812	$4,552	$1,260	$2,783	$2,223	$560

Income Tax Provision

We recorded an income tax provision for the six months ended June 30, 2024 and 2023 of approximately $0.5 million and $0.4 million, respectively, on consolidated pre-tax book income of $0.4 million and $1.7 million, respectively. The total income tax provision recorded for the three months ended June 30, 2024 and 2023 was $0.1 million and $0.1 million, respectively, on consolidated pre-tax book (loss) income of $(0.2) million and $0.4 million, respectively. The Company uses the discrete-period computation method for determining its income tax (benefit) provision.  Our income tax provision could be affected by numerous factors, including non-deductible expenses, the projected utilization of net operating loss carryovers and changes in our deferred tax assets and liabilities and their valuations, and can result in significant variations in the customary relationship between pretax income and income tax expense. The increase in the income tax provision relative to the pre-tax book income (loss) for the six and three months ended June 30, 2024 compared to the same periods in 2023 was primarily due to an increase in executive compensation subject to Section 162(m) limitations.

Financial Condition:

Mortgage-Backed Securities

As of June 30, 2024, our MBS portfolio consisted of $86.4 million of agency or government MBS at fair value and had a weighted average coupon of 5.00%. During the six months ended June 30, 2024, we received principal repayments of $7.9 million compared to $1.9 million for the comparable period ended June 30, 2023. The average prepayment speeds for the quarters ended June 30, 2024 and 2023 were 10.0% and 9.6%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
June 30, 2024	10.9	5.5	10.0
March 31, 2024	18.0	9.2	16.5
December 31, 2023	8.9	4.6	8.0
September 30, 2023	4.3	6.6	4.8
June 30, 2023	8.0	13.0	9.6
March 31, 2023	2.4	10.3	5.0

The following tables summarize certain characteristics of our PT MBS and structured MBS as of June 30, 2024 and December 31, 2023:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
June 30, 2024
Fixed Rate MBS	$83,961	97.2%	5.46%	340	1-Apr-54
Structured MBS	2,454	2.8%	2.84%	286	15-May-51
Total MBS Portfolio	$86,415	100.0%	5.00%	339	1-Apr-54
December 31, 2023
Fixed Rate MBS	$90,181	97.3%	6.00%	343	1-Nov-53
Structured MBS	2,550	2.7%	2.84%	290	15-May-51
Total MBS Portfolio	$92,731	100.0%	5.44%	341	1-Nov-53

($ in thousands)
	June 30, 2024		December 31, 2023
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$11,405	13.2%	$38,204	41.2%
Freddie Mac	75,010	86.8%	54,527	58.8%
Total Portfolio	$86,415	100.0%	$92,731	100.0%

	June 30, 2024	December 31, 2023
Weighted Average Pass-through Purchase Price	$103.23	$104.43
Weighted Average Structured Purchase Price	$4.48	$4.48
Weighted Average Pass-through Current Price	$99.09	$101.55
Weighted Average Structured Current Price	$13.78	$13.46
Effective Duration (1)	3.486	2.508

(1)

Effective duration is the approximate percentage change in price for a 100 basis point change in rates. An effective duration of 3.486 indicates that an interest rate increase of 1.0% would be expected to cause a 3.486% decrease in the value of the MBS in our investment portfolio at June 30, 2024. An effective duration of 2.508 indicates that an interest rate increase of 1.0% would be expected to cause a 2.508% decrease in the value of the MBS in our investment portfolio at December 31, 2023. These figures include the structured securities in the portfolio but do include the effect of our hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of June 30, 2024, assuming rates instantaneously fall 100 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS’ effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Fixed Rate MBS	$83,961	$2,715	$(3,335)	$(7,256)	3.23%	(3.97)%	(8.64)%
Structured MBS	2,454	(34)	18	26	(1.39)%	0.73%	1.06%
Total MBS Portfolio	$86,415	$2,681	$(3,317)	$(7,230)	3.10%	(3.84)%	(8.37)%
	Notional	$ Change in Fair Value			% Change in Fair Value
Repurchase Agreement Hedges	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Interest Rate Futures Contracts	$78,400	$(2,806)	$2,657	$5,284	(3.58)%	3.39%	6.74%
Gross Totals		$(125)	$(660)	$(1,946)

(1)	Represents the average contract/notional amount of U.S. Treasury and SOFR futures contracts.

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

Repurchase Agreements

As of June 30, 2024, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with five of these counterparties. We believe these facilities provide borrowing capacity in excess of our needs. None of these lenders are affiliated with us. These borrowings are secured by our MBS.

As of June 30, 2024, we had obligations outstanding under the repurchase agreements of approximately $82.9 million with a net weighted average borrowing cost of 5.47%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 12 to 89 days, with a weighted average maturity of 69 days. Securing the repurchase agreement obligation as of June 30, 2024 are MBS with an estimated fair value, including accrued interest, of $86.6 million. Through August 1, 2024, we have been able to maintain our repurchase facilities with comparable terms to those that existed at June 30, 2024 with maturities through September 27, 2024.

The table below presents information about our period-end, maximum and average repurchase agreement obligations for each quarter in 2024 and 2023.

	Ending	Maximum	Average	Difference Between Ending
	Balance	Balance	Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Agreements	Amount	Percent
June 30, 2024	$82,876	$84,553	$83,737	$(861)	(1.03)%
March 31, 2024	84,599	87,523	85,753	(1,154)	(1.35)%
December 31, 2023	86,907	86,919	84,162	2,745	3.26%
September 30, 2023	81,417	81,567	71,056	10,361	14.58%
June 30, 2023	60,695	60,695	51,893	8,802	16.96%
March 31, 2023	43,092	43,936	43,455	(363)	(0.84)%

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

In future periods we expect to continue to finance our activities through repurchase agreements and through revenues from our advisory services business. As of June 30, 2024, we had cash and cash equivalents of $4.9 million. We generated cash flows of $10.6 million from principal and interest payments on our MBS portfolio and had average repurchase agreements outstanding of $84.8 million during the six months ended June 30, 2024. In addition, during the six months ended June 30, 2024, we received approximately $6.1 million in management fees and expense reimbursements as manager of Orchid and approximately $0.4 million in dividends from our investment in Orchid common stock.

Outlook

Orchid Island Capital Inc.

Orchid Island Capital reported a net loss for the second quarter 2024 of $5.0 million and its shareholders’ equity increased from $481.6 million to $555.9 million. Orchid is obligated to reimburse us for direct expenses paid on its behalf and to pay to us Orchid’s pro rata share of overhead as defined in the management agreement. As a stockholder of Orchid, we will also continue to share in distributions, if any, paid by Orchid to its stockholders. Our operating results are also impacted by changes in the market value of our holdings of Orchid common shares, although these market value changes do not impact our cash flows from Orchid.

Economic Summary

The extended recovery from the devastating effects on the U.S. economy of the pandemic in 2020 continued in late 2023 and early 2024. While economic growth was strong, the labor market remained out of balance with corresponding wage pressures and inflation, particularly services inflation, remained well above the Federal Reserve’s (the “Fed") target level. These conditions persisted despite over 500 basis points of monetary policy tightening on the part of the Fed over the period from March of 2022 through July of 2023. Inflation was clearly moderating over the course of the second half of 2023, but growth remained quite strong, well above the economy’s long-run potential.  Despite the strong growth, the Fed appeared to be on the brink of relaxing monetary policy beginning in 2024 based on the persistent trend lower in reported inflation figures in late 2023.  The market was further encouraged by comments from various Fed governors, including the chairman, that there would be eases in 2024.  This changed rapidly as 2024 unfolded and inflation readings reversed course and appeared to accelerate.  The tone of comments by all Fed officials pivoted away from potential near-term easing to the need to maintain higher rates.  The continued strength of the economy enabled the Fed to keep policy restrictive until inflation resumed moderating towards its 2% target range.  The Fed also made it clear to markets that it was prepared to raise rates further if inflation did indeed accelerate further, although it did not anticipate this would be likely.

These trends continued into April as data for March was released and interest rates continued to increase from the low levels observed in December of 2023. However, as economic data for April, May and June was released, the data appeared to moderate.  Inflation readings have resumed the trend observed in late 2023 and appear to be headed towards the Fed’s 2% target again.  Job gains – as reflected in the monthly non-farm payroll reports released by the labor department – have moderated as well. Measures of consumer spending and business activity have slowed as well.  While these readings are not consistent with a recession, they are consistent with growth rates at or near the economy's potential, which appears to indicate the supply/demand imbalances that existed for the last two years have receded.  It appears the brief re-acceleration of inflation during the first quarter of 2024 will not be sustained and represents a one-off incident. Given this development, the Fed is anticipated to start loosening monetary policy during the second half of 2024.  Current market pricing is for between two and three 25 basis point cuts by the end of the year, as the Fed is perceived to be equally concerned with slowing economic growth as they are with a re-acceleration of inflation.

Interest Rates

Movements in interest rate levels across the curve as well as the shape of the curve followed the same pattern as the economic developments described above.  As economic data remained strong in late 2023 and into early 2024 and inflation appeared to reaccelerate, long maturity rates steadily increased. Starting in late 2023, the yield on the 10-year U.S. Treasury note increased from 3.8% to just over 4.7% in late April.  Likewise, the shape of the U.S. Treasury curve, as measured by the difference between the yields on the 2-year U.S. Treasury note and the 10-year U.S. Treasury note, flattened during the first quarter of 2024, becoming more inverted as the prospects for interest rate cuts by the Fed were priced out of the market.

As the economic data softened and inflation appeared to slow and resume a steady decline towards the Fed’s 2% target, starting with the April data released in May, the 10-year U.S. Treasury note yield declined from just over 4.7% in late April to approximately 4.4% at June 30, 2024 and just under 4.0% currently.  However, the slope of the U.S. Treasury curve – again, as measured by the difference in yield between the 2-year and 10-year U.S. Treasury notes – continued to flatten until late June.  In the last week of the second quarter, the yield curve began to steepen by over 20 basis points. However, the catalyst for the steepening in the curve that occurred in late June does not appear to have been driven by economic data, but perhaps by political developments in the United States and European Union, including both the evolving landscape of the U.S. presidential election in November and the recent elections in France and the United Kingdom, which resulted in a shift in control to more left-leaning parties with the potential for higher fiscal spending and government deficits.

Interest rate volatility embedded in interest rate derivatives, as measured by the MOVE index, reversed the pattern observed during the first quarter of 2024 – gradually declining – and spiked higher in early April, only to moderate again over the balance of the second quarter.  The level of the index ended only slightly higher than the level at the beginning of the second quarter – the index value was 98.6 on June 30, 2024, versus 86.4 on March 28, 2024.  The spike in early April was likely driven by strong jobs and inflation data for March released in early April of 2024.

The Agency RMBS Market

As the economic data, particularly inflation, moderated over the course of the second quarter of 2024, market participants expected that should the trend continue, the Fed would soon begin loosening monetary policy and the curve slope would normalize and become positively sloped again.  Risk assets of all kinds performed very well for the second quarter as investors became comfortable short-term rates had peaked and would soon be heading lower, reducing funding costs and enhancing levered returns on risk assets.  Lower risk assets also generated positive returns, such as Agency RMBS, but the returns were modest.  The Agency RMBS index generated a total return for the quarter of 0.2%, and 0.3% for Fannie Mae Agency RMBS.  Versus comparable duration U.S. Treasuries (a proxy for hedge adjusted returns), the returns were (0.20%) and (0.25%), respectively. These returns for the second quarter of 2024 compare to 4.3% for the S&P 500, 1.1% for the high yield index and absolute returns of between 1.0% and 1.7% for the various sub-sectors of the non-Agency RMBS indices.

Within the stack of 30-year, fixed rate Agency RMBS (the asset class in which the Company invests the vast majority of its capital), absolute returns tracked the coupons of the securities - the higher the coupon, the higher the return. The return for 2.0% coupon securities was 0.1% for the second quarter, the lowest return, and 1.3% for 7.0% coupon securities, the highest return and coupon. Within the stack of 30-year, fixed rate Agency RMBS, excess returns versus comparable duration swaps for the second quarter (a proxy for hedged returns) were better for coupons on the lower and higher end of the coupon range, with returns for the middle coupons lagging. The lowest coupon securities, 2.0%, 2.5%, 3.0% and 3.5%, had excess returns of (0.1%).  The highest coupons securities, 6.5% and 7.0%, had excess returns of (0.2%) and 0.0%, respectively. The middle coupon security returns, 4.0% coupons through 6.0% coupons, had excess returns between (0.3%) and (0.6%).

Recent Legislative and Regulatory Developments

In response to the deterioration in the markets for U.S. Treasuries, Agency RMBS and other mortgage and fixed income markets resulting from the impacts of the COVID-19 pandemic, the Fed implemented a program of quantitative easing. Through November of 2021, the Fed was committed to purchasing $80 billion of U.S. Treasuries and $40 billion of Agency RMBS each month. In November of 2021, it began tapering its net asset purchases each month, ended net asset purchases by early March of 2022, and ended asset purchases entirely in September of 2022. On May 4, 2022, the FOMC announced a plan for reducing the Fed’s balance sheet. In June of 2022, in accordance with this plan, the Fed began reducing its balance sheet by a maximum of $30 billion of U.S. Treasuries and $17.5 billion of Agency RMBS each month. On September 21, 2022, the FOMC announced the Fed’s decision to continue reducing the balance sheet by a maximum of $60 billion of U.S. Treasuries and $35 billion of Agency RMBS per month. On May 1, 2024, the FOMC announced the Fed’s decision to reduce the balance sheet by a maximum of $25 billion of U.S. Treasuries and $35 billion of Agency RMBS per month. As interest rates have remained high and prepayment speeds have slowed, the actual balance sheet reduction of Agency RMBS has trended well below the cap. On September 30, 2019, the FHFA announced that Fannie Mae and Feddie Mac were allowed to increase their capital buffers to $25 billion and $20 billion, respectively, from the prior limit of $3 billion each. This step could ultimately lead to the Enterprises being privatized and represents the first concrete step on the road to Enterprise reform.  In December 2020, the FHFA released a final rule on a new regulatory framework for the Enterprises which seeks to implement both a risk-based capital framework and minimum leverage capital requirements. On January 14, 2021, the U.S. Treasury and the FHFA executed letter agreements allowing the Enterprises to continue to retain capital up to their regulatory minimums, including buffers, as prescribed in the December rule.  These letter agreements provide, in part, (i) there will be no exit from conservatorship until all material litigation is settled and the Enterprise has common equity Tier 1 capital of at least 3% of its assets, (ii) the Enterprises will comply with the FHFA’s regulatory capital framework, (iii) higher-risk single-family mortgage acquisitions will be restricted to then current levels, and (iv) the U.S. Treasury and the FHFA will establish a timeline and process for future Enterprise reform. However, no definitive proposals or legislation have been released or enacted with respect to ending the conservatorship, unwinding the Enterprises, or materially reducing the roles of the Enterprises in the U.S. mortgage market.

On September 14, 2021, the U.S. Treasury and the FHFA suspended certain policy provisions in the letter agreements, including limits on loans acquired for cash consideration, multifamily loans, loans with higher risk characteristics and second homes and investment properties.  On February 25, 2022, the FHFA published a final rule, effective as of April 26, 2022, amending the Enterprise capital framework established in December 2020 by, among other things, replacing the fixed leverage buffer equal to 1.5% of an Enterprise’s adjusted total assets with a dynamic leverage buffer equal to 50% of an Enterprise’s stability capital buffer, reducing the risk weight floor from 10% to 5%, and removing the requirement that the Enterprises must apply an overall effectiveness adjustment to their credit risk transfer exposures. On June 14, 2022, the Enterprises announced that they would each charge a 50 bps fee for commingled securities issued on or after July 1, 2022 to cover the additional capital required for such securities under the Enterprise capital framework, which was subsequently reduced on January 19, 2023 to 9.375 bps for commingled securities issued on or after April 1, 2023 to address industry concern that the fee posed a risk to the fungibility of the Uniform Mortgage-Backed Security (“UMBS”) and negatively impacted liquidity and pricing in the market for TBA securities. On November 30, 2023, the FHFA published a final rule, which became effective April 1, 2024, which will, among other things, reduce the risk weight and credit conversion factor for guarantees on commingled securities to 5% and 50%, respectively; replace the current exposure methodology with the standardized approach for counterparty credit risk as the method for computing exposure and risk-weighted asset amounts for derivatives and cleared transactions; update the credit score assumption to 680 for single-family mortgage exposures originated without a representative credit score; and introduce a risk weight of 20% for guarantee assets.

On July 27, 2023, the federal banking regulators, including the Office of the Comptroller of the Currency, (the "OCC") the FDIC and the Fed, jointly issued a proposed rule that would revise large bank capital requirements (the "Basel III Endgame").  The Basel III Endgame, if implemented as proposed, would significantly increase the credit weight risk for balance-sheet mortgages and for Agency RMBS sold to the GSEs, which could disincentivize banks from originating mortgages for sale to the GSEs and impact pricing in the Agency RMBS markets.  The comment period for the Basel III Endgame closed on January 16, 2024, and the proposed rule was met with strong objections from the banking industry.  In testimony before the United States Senate Committee on Banking, Housing and Urban Affairs in July 2024, Fed chairman Jerome Powell stated that the OCC, the FDIC and the Fed were in discussions to materially revise the proposed rule, and that there was consensus at the Fed to undergo another comment period. This would likely delay the process into 2025 and a new presidential administration.

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

If prepayment rates are relatively low (due, in part, to the refinancing problems described above), lower long-term interest rates can increase the value of our Agency RMBS. This is because investors typically place a premium on assets with coupon/yields that are higher than coupon/yields available in the market. To the extent such securities pre-pay slower than would otherwise be the case, we benefit from an above market coupon/yield for longer, enhancing the return from the security. Although lower long-term interest rates may increase asset values in our portfolio, we may not be able to invest new funds in similarly yielding assets.

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

In order to protect our net interest margin against increases in short-term interest rates, we may enter into interest rate swaps, which economically convert our floating-rate repurchase agreement debt to fixed-rate debt or utilize other hedging instruments such as Fed Funds, SOFR and T-Note futures contracts, dual digital options or interest rate swaptions.

Summary

The long-awaited pivot on the part of the Federal Reserve may finally be at hand.  Persistently strong growth of the U.S. economy and above trend inflation appear to have moderated sufficiently that the Fed now sees the risks to the economy as balanced – implying there is equal risk of more growth or a slow-down.  Because the Fed sees its current monetary policy as restrictive, the Fed may begin to reverse some of the tightening that occurred in 2022 and 2023 and ease monetary policy.  Current market pricing is for between two and three 25 basis point cuts by year end with several more in 2025.  Economic data released for April, May and June show moderating inflation that appears headed towards the Fed’s 2% target as well as a labor market more in balance with supply and demand roughly equal.  Should such conditions persist, the Fed should begin lowering the Fed funds rate this year, perhaps starting in September.

The developments described above led risk assets to perform very well during the second quarter of 2024, with the S&P 500 returning nearly 5%.  Less risky assets also generated positive returns for the quarter, although the returns were much more modest.  Agency RMBS returns for the quarter were 0.2% (absolute total return) but returns versus comparable duration swaps (a proxy for hedge returns) were slightly negative, owing largely to very poor relative performance over the last week of the second quarter.  Returns across the coupon stack of 30-year, fixed rate Agency RMBS, where the Company deploys most of its capital, were coupon dependent – ranging from 0.1% for the lowest coupons to 1.3% for the 7.0% coupon, the highest coupon.  Returns versus hedges were mixed, with the “wings,” or the lowest and highest coupons, better than the “belly” or middle coupons.

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

Capital Expenditures

At June 30, 2024, we had no material commitments for capital expenditures.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed, in April 2020 and November 2021, the Company received demands for payment from Citigroup, Inc. related to the indemnification provisions of various mortgage loan purchase agreements entered into prior to 2007. As of June 30, 2024, no further information has been received related to this matter and the Company believes the demands are without merit. The ultimate resolution of this matter cannot presently be determined. However, in management's opinion, the likelihood of a material adverse outcome is remote. Accordingly, no provision or accrual has been recorded.

We are not party to any other material pending legal proceedings as described in Item 103 of Regulation S-K.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 10, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not have any unregistered sales of its equity securities during the three months ended June 30, 2024.

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

The Company did not repurchase shares of its common stock during the three months ended June 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

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

BIMINI CAPITAL MANAGEMENT, INC.

Date: August 2, 2024	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: August 2, 2024	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)