Form 10-Q
period 2024-09-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2024-11-01
CIK 1275477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	October 31, 2024	10,005,457
Class B Common Stock, $0.001 par value	October 31, 2024	31,938
Class C Common Stock, $0.001 par value	October 31, 2024	31,938

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2024	December 31, 2023
ASSETS:
Mortgage-backed securities, at fair value:
Pledged to counterparties	$118,269,794	$92,575,292
Unpledged	158,856	155,560
Total mortgage-backed securities	118,428,650	92,730,852
Cash and cash equivalents	4,561,973	3,716,386
Restricted cash	1,144,529	753,900
Orchid Island Capital, Inc. common stock, at fair value	4,677,763	4,797,269
Accrued interest receivable	572,506	488,660
Property and equipment, net	1,863,455	1,920,823
Deferred tax assets, net	17,995,449	19,047,680
Due from affiliates	1,177,430	1,013,406
Other assets	1,210,828	1,129,038
Total Assets	$151,632,583	$125,598,014

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$113,022,999	$86,906,999
Long-term debt	27,373,739	27,394,417
Accrued interest payable	311,772	260,413
Other liabilities	2,600,844	2,908,444
Total Liabilities	143,309,354	117,470,273

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated; no shares issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 10,005,457 shares issued and outstanding as of September 30, 2024 and December 31, 2023	10,005	10,005
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding as of September 30, 2024 and December 31, 2023	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding as of September 30, 2024 and December 31, 2023	32	32
Additional paid-in capital	329,815,150	329,815,150
Accumulated deficit	(321,501,990)	(321,697,478)
Total Stockholders’ Equity	8,323,229	8,127,741
Total Liabilities and Stockholders' Equity	$151,632,583	$125,598,014

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Nine and Three Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Advisory services	$9,396,828	$10,518,862	$3,300,512	$3,620,002
Interest income	4,166,811	1,962,301	1,485,386	838,505
Dividend income from Orchid Island Capital, Inc. common stock	614,597	819,462	204,866	273,154
Total revenues	14,178,236	13,300,625	4,990,764	4,731,661
Interest expense:
Repurchase agreements	(3,738,559)	(1,903,101)	(1,373,250)	(831,068)
Long-term debt	(1,820,098)	(1,721,760)	(607,613)	(610,303)
Net revenues	8,619,579	9,675,764	3,009,901	3,290,290

Other income (expense):
Unrealized gains (losses) on mortgage-backed securities	2,356,357	(2,745,946)	2,480,320	(2,483,312)
Realized losses on mortgage-backed securities	(561,604)	-	-	-
Unrealized losses on Orchid Island Capital Inc. common stock	(119,506)	(1,132,454)	(68,289)	(1,047,091)
(Losses) gains on derivative instruments	(607,852)	1,411,438	(1,991,315)	1,169,766
Other income	59	167	10	47
Other income (expense), net	1,067,454	(2,466,795)	420,726	(2,360,590)

Expenses:
Compensation and related benefits	5,402,324	3,900,039	1,754,798	1,258,297
Direct advisory services costs	1,248,722	1,137,935	396,344	316,637
Directors' fees and liability insurance	630,129	627,431	214,035	214,165
Audit, legal and other professional fees	499,168	427,210	126,630	119,231
Administrative and other expenses	658,971	564,678	135,536	197,094
Total expenses	8,439,314	6,657,293	2,627,343	2,105,424

Net income (loss) before income tax provision (benefit)	1,247,719	551,676	803,284	(1,175,724)
Income tax provision (benefit)	1,052,231	(320,596)	547,059	(757,016)

Net income (loss)	$195,488	$872,272	$256,225	$(418,708)

Basic and Diluted Net Income (Loss) Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$0.02	$0.09	$0.03	$(0.04)
CLASS B COMMON STOCK
Basic and Diluted	$0.02	$0.09	$0.03	$(0.04)
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	10,005,457	10,019,307	10,005,457	10,018,163
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938	31,938	31,938

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Nine and Three Months Ended September 30, 2024 and 2023

	Stockholders' Equity
			Additional
	Common Stock, all classes		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balances, June 30, 2024	10,069,333	$10,069	$329,815,150	$(321,758,215)	$8,067,004
Net income	-	-	-	256,225	256,225
Balances, September 30, 2024	10,069,333	$10,069	$329,815,150	$(321,501,990)	$8,323,229

Balances, June 30, 2023	10,083,764	$10,084	$329,828,268	$(316,423,293)	$13,415,059
Net loss	-	-	-	(418,708)	(418,708)
Class A common shares repurchased and retired	(14,431)	(15)	(13,118)	-	(13,133)
Balances, September 30, 2023	10,069,333	$10,069	$329,815,150	$(316,842,001)	$12,983,218

Balances, January 1, 2024	10,069,333	$10,069	$329,815,150	$(321,697,478)	$8,127,741
Net income	-	-	-	195,488	195,488
Balances, September 30, 2024	10,069,333	$10,069	$329,815,150	$(321,501,990)	$8,323,229

Balances, January 1, 2023	10,083,764	$10,084	$329,828,268	$(317,714,273)	$12,124,079
Net income	-	-	-	872,272	872,272
Class A common shares repurchased and retired	(14,431)	(15)	(13,118)	-	(13,133)
Balances, September 30, 2023	10,069,333	$10,069	$329,815,150	$(316,842,001)	$12,983,218

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Nine Months Ended September 30, 2024 and 2023

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$195,488	$872,272
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	57,368	57,367
Deferred income tax provision (benefit)	1,052,231	(320,596)
Unrealized (gains) losses on mortgage-backed securities	(2,356,357)	2,745,946
Realized losses on mortgage-backed securities	561,604	-
Unrealized losses on Orchid Island Capital, Inc. common stock	119,506	1,132,454
Changes in operating assets and liabilities:
Accrued interest receivable	(83,846)	(216,901)
Due from affiliates	(46,717)	(120,807)
Other assets	(199,097)	(100,638)
Accrued interest payable	51,359	42,466
Other liabilities	(307,604)	(1,516,172)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(956,065)	2,575,391

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(80,262,486)	(45,006,724)
Sales	46,252,051	-
Principal repayments	10,107,394	3,293,053
NET CASH USED IN INVESTING ACTIVITIES	(23,903,041)	(41,713,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	529,692,000	380,920,000
Principal repayments on repurchase agreements	(503,576,000)	(343,321,000)
Principal repayments on long-term debt	(20,678)	(15,824)
Class A common shares repurchased and retired	-	(13,133)
NET CASH PROVIDED BY FINANCING ACTIVITIES	26,095,322	37,570,043

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,236,216	(1,568,237)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	4,470,286	6,773,799
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$5,706,502	$5,205,562

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$5,507,298	$3,582,395

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2024

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

Royal Palm Capital, LLC maintains an investment portfolio, consisting primarily of residential mortgage-backed securities (“MBS”) investments and shares of Orchid Island Capital, Inc. ("Orchid") common stock, for its own benefit. Royal Palm Capital, LLC and its wholly-owned subsidiaries are collectively referred to as "Royal Palm."

Bimini Advisors Holdings, LLC and its wholly-owned subsidiary, Bimini Advisors, LLC (an investment advisor registered with the Securities and Exchange Commission), are collectively referred to as "Bimini Advisors." Bimini Advisors manages a MBS portfolio for Orchid and receives fees for providing these services. Bimini Advisors also provides certain repurchase agreement trading, clearing and administrative services to Orchid that were previously provided by a third party. Bimini Advisors also manages the MBS portfolio of Royal Palm.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three-month periods ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending  December 31, 2024.

The consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could significantly differ from those estimates. Significant estimates affecting the accompanying consolidated financial statements include determining the fair values of MBS and derivatives, the fair value of Orchid Common Stock, determining the amounts of asset valuation allowances, and the computation of the income tax provision or benefit and the deferred tax asset allowances recorded for each accounting period.

Variable Interest Entities (“VIEs”)

A variable interest entity ("VIE") is consolidated by an enterprise if it is deemed the primary beneficiary of the VIE. The Company obtains interests in VIEs through its investments in MBS. The interests in these VIEs are passive in nature and are not expected to result in the Company obtaining a controlling financial interest in these VIEs in the future. As a result, the Company does not consolidate these VIEs and accounts for the interest in these VIEs as mortgage-backed securities. See Note 3. The maximum exposure to loss for these VIEs is the carrying value of the MBS.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase. Restricted cash includes cash pledged as collateral for repurchase agreements and margin for derivative instruments. The following table presents the Company’s cash, cash equivalents and restricted cash as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$4,561,973	$3,716,386
Restricted cash	1,144,529	753,900
Total cash, cash equivalents and restricted cash	$5,706,502	$4,470,286

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

During the nine and three months ended September 30, 2024 and 2023, the Company only held U.S. Treasury Note ("T-Note") and Secured Overnight Financing Rate ("SOFR") futures contracts. The Company recorded losses of approximately $0.6 million and $2.0 million on these instruments during the nine and three months ended September 30, 2024, respectively, and gains of approximately $1.4 million and $1.2 million during the nine and three months ended September 30, 2023, respectively.

Derivative instruments are carried at fair value, and changes in fair value are recorded in the consolidated operations for each period. The Company’s derivative financial instruments are not designated as hedge accounting relationships, but rather are used as economic hedges of its portfolio assets and liabilities. Gains and losses on derivatives, except those that result in cash receipts or payments, are included in operating activities on the statements of cash flows. Cash payments and cash receipts from settlement of derivatives, including current period net cash settlements on interest rate swaps, are classified as an investing activity on the statements of cash flows. The Company's derivative agreements generally contain provisions that allow for netting or setting off derivative assets and liabilities with the counterparty; however, related assets and liabilities are reported on a gross basis in the Company's consolidated balance sheets. Derivative instruments in a gain position, if any, are reported as derivative assets at fair value and derivative instruments in a loss position, if any, are reported as derivative liabilities at fair value in the consolidated balance sheets.

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

Income Taxes

Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities represent the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates. The measurement of net deferred tax assets is adjusted by a valuation allowance if, based on the Company’s evaluation, it is more likely than not that they will not be fully realized in future accounting periods.

The Company’s U.S. federal income tax returns for years ended on or after December 31, 2021 remain open for examination. Although management believes its calculations for tax returns are correct and the positions taken thereon are reasonable, the final outcome of a tax examination, should it occur, could be materially different from the tax returns filed by the Company, and those differences could result in significant costs or benefits to the Company. Bimini Capital and its includable subsidiaries, and Royal Palm and its includable subsidiaries, file their tax returns as separate tax paying entities.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segments.” The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis. Amendments in ASU 2023-07 include: a requirement that a public entity provide all annual disclosures about a reportable segment’s profit or loss in its interim period disclosures, disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), disclosure of amounts for other segment items by reportable segment and a description of its composition, clarification that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit or loss, requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss, and requires that a public entity that has a single reportable segment provide all the disclosures required by ASU 2023-07 as well as all existing disclosures required in Topic 280. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of ASU 2023-07 on its future financial statements but does not anticipate that its adoption will have a material impact.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The FASB issued ASU 2023-09 to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of ASU 2023-09 on its future income tax related disclosures but does not anticipate that its adoption will have a material impact.

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

The following table summarizes the advisory services revenue from Orchid for the nine and three months ended September 30, 2024 and 2023.

(in thousands)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
Management fee	$6,866	$8,216	$2,448	$2,870
Allocated overhead	1,967	1,772	637	557
Repurchase, clearing and administrative Fee	564	531	216	193
Total	$9,397	$10,519	$3,301	$3,620

At September 30, 2024 and December 31, 2023, the net amount due from Orchid was approximately $1.2 million and $1.0 million, respectively.

NOTE 3. MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of September 30, 2024 and December 31, 2023:

(in thousands)
	September 30, 2024			December 31, 2023
	Par Value	Cost (1)	Fair Value	Par Value	Cost (1)	Fair Value
Fixed-rate MBS	$113,705	$115,695	$116,050	$88,807	$91,701	$90,181
Structured MBS (2)	n/a	1,643	2,379	n/a	1,787	2,550
Total	$113,705	$117,338	$118,429	$88,807	$93,488	$92,731

(1)	The cost information in the table above represents the aggregate current par value, multiplied by the purchase price of each security in the portfolio.
(2)	The notional balance for the structured MBS portfolio was $17.4 million and $18.9 million as of September 30, 2024 and December 31, 2023, respectively.

The following table is a summary of the Company's net gain (loss) from the sale of mortgage-backed securities for the nine months ended September 30, 2024 and 2023.

(in thousands)
	2024	2023
Proceeds from sales of MBS	$46,252	$-
Carrying value of MBS sold	(46,814)	-
Net loss on sales of MBS	$(562)	$-

Gross gain on sales of MBS	$-	$-
Gross loss on sales of MBS	(562)	-
Net loss on sales of MBS	$(562)	$-

NOTE 4. REPURCHASE AGREEMENTS

The Company pledges certain of its MBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. During the nine months ended  September 30, 2024 and 2023, the Company had met all margin call requirements.

As of September 30, 2024 and December 31, 2023, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
September 30, 2024
Fair value of securities pledged, including accrued interest receivable	$-	$108,117	$10,722	$-	$118,839
Repurchase agreement liabilities associated with these securities	$-	$102,750	$10,273	$-	$113,023
Net weighted average borrowing rate	-	5.19%	5.31%	-	5.20%
December 31, 2023
Fair value of securities pledged, including accrued interest receivable	$-	$68,477	$24,584	$-	$93,061
Repurchase agreement liabilities associated with these securities	$-	$63,637	$23,270	$-	$86,907
Net weighted average borrowing rate	-	5.56%	5.57%	-	5.56%

In addition, cash pledged to counterparties for repurchase agreements was approximately $0.1 million as of  September 30, 2024.  There was no cash pledged to counterparties for repurchase agreements as of December 31, 2023.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any. At  September 30, 2024 and December 31, 2023, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and any cash pledged, including accrued interest on such securities) with all counterparties of approximately $5.7 million and $6.0 million, respectively. Summary information regarding amounts at risk with individual counterparties greater than 10% of the Company's stockholders' equity at  September 30, 2024 and December 31, 2023 is presented in the table below.

($ in thousands)
		% of	Weighted
		Stockholders'	Average
	Amount	Equity	Maturity
Repurchase Agreement Counterparty	at Risk	at Risk	(in Days)
September 30, 2024
Marex Capital Markets Inc.	$1,093	13.1%	17
Mirae Asset Securities (USA) Inc.	1,033	12.4%	18
DV Securities, LLC Repo	951	11.4%	28
Mitsubishi UFJ Securities, Inc.	929	11.2%	25
South Street Securities, LLC	885	10.6%	24
December 31, 2023
Mirae Asset Securities (USA), Inc.	$1,564	19.2%	18
Citigroup Global Markets, Inc.	1,302	16.0%	26
Mitsubishi UFJ Securities, Inc.	1,128	13.9%	23
South Street Securities, LLC	922	11.3%	52

NOTE 5. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes Bimini’s assets pledged as collateral under its repurchase agreements and derivative agreements as of September 30, 2024 and December 31, 2023.

($ in thousands)
	September 30, 2024			December 31, 2023
	Repurchase	Derivative		Repurchase	Derivative
	Agreements	Agreements	Total	Agreements	Agreements	Total
PT MBS - at fair value	$116,049	$-	$116,049	$90,180	$-	$90,180
Structured MBS - at fair value	2,221	-	2,221	2,395	-	2,395
Accrued interest on pledged securities	569	-	569	486	-	486
Restricted cash	56	1,089	1,145	-	754	754
Total	$118,895	$1,089	$119,984	$93,061	$754	$93,815

NOTE 6. OFFSETTING ASSETS AND LIABILITIES

The Company’s derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of September 30, 2024 and December 31, 2023.

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not Offset
		Gross	of Liabilities	in the
	Gross	Amount	Presented	Consolidated Balance Sheet
	Amount	Offset in the	in the	Financial
	of	Consolidated	Consolidated	Instruments	Cash
	Recognized	Balance	Balance	Posted as	Posted as	Net
	Liabilities	Sheet	Sheet	Collateral	Collateral	Amount
September 30, 2024
Repurchase Agreements	$113,023	$-	$113,023	$(112,967)	$(56)	$-
	$113,023	$-	$113,023	$(112,967)	$(56)	$-
December 31, 2023
Repurchase Agreements	$86,907	$-	$86,907	$(86,907)	$-	$-
	$86,907	$-	$86,907	$(86,907)	$-	$-

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

NOTE 7. LONG-TERM DEBT

Long-term debt at September 30, 2024 and December 31, 2023 is summarized as follows:

(in thousands)
	September 30, 2024	December 31, 2023
Junior subordinated debt	$26,804	$26,804
Secured note payable	570	590
Total	$27,374	$27,394

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

As of September 30, 2024 and December 31, 2023, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million. Through June 30, 2023, the BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes had a rate of interest that floated at a spread of 3.50% over the prevailing three-month LIBOR rate. Starting June 30, 2023, the underlying index converted from three-month LIBOR to CME 3-month Term SOFR plus a tenor spread adjustment of 0.26161%. The interest rate for subsequent accrual periods will be CME Term SOFR on the applicable reset date plus the tenor spread adjustment of 0.26161% plus the coupon spread of 3.50%. The CME Term SOFR index is in effect for all interest rate resets after July 3, 2023. As of September 30, 2024, the interest rate was 8.71%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions, are redeemable at Bimini Capital's option, in whole or in part and without penalty, and have a final maturity of  December 15, 2035. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment to all present and future senior indebtedness.

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

The table below presents the future scheduled principal payments on the Company’s long-term debt.

(in thousands)
Last three months of 2024	$7
For the years ended:
2025	26
2026	28
2027	29
2028	30
After 2028	27,254
Total	$27,374

NOTE 8. COMMON STOCK

There were no issuances of Bimini Capital's Class A Common Stock, Class B Common Stock or Class C Common Stock during the nine months ended September 30, 2024 and 2023.

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

The Inflation Reduction Act of 2022 included a provision for an excise tax equal to 1% of the fair market value of any stock repurchased by covered corporations during a taxable year, subject to certain limits and provisions, including a $1 million threshold before the tax becomes applicable. The excise tax is effective beginning in 2023. The amount of stock repurchases during the nine months ended September 30, 2023 were under the $1 million threshold, so no excise tax was due.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.

As previously disclosed, in April 2020 and November 2021, the Company received demands for payment from Citigroup, Inc. related to the indemnification provisions of various mortgage loan purchase agreements entered into prior to 2007. As of September 30, 2024, no further information has been received related to this matter.  The ultimate resolution of this matter cannot presently be determined. However, in management's opinion, the demands are without merit and the likelihood of a material adverse outcome is remote. Accordingly, no provision or accrual has been recorded.

Management is not aware of any other significant reported or unreported contingencies at September 30, 2024.

NOTE 10. INCOME TAXES

The total income tax provision (benefit) recorded for the nine months ended September 30, 2024 and 2023 was $1.1 million and $(0.3) million, respectively, on consolidated pre-tax book income of $1.2 million and $0.6 million, respectively. The total income tax provision (benefit) recorded for the three months ended September 30, 2024 and 2023 was $0.5 million and $(0.8) million, respectively, on consolidated pre-tax book income (loss) of $0.8 million and $(1.2) million, respectively. The Company uses the discrete-period computation method for determining its income tax provision. The Company's income tax provision could be affected by numerous factors, including nondeductible expenses, the projected utilization of net operating loss carryovers and changes in its deferred tax assets and liabilities and their valuations. The Company’s tax provisions are based on estimated annual tax rates applied to actual income to date and include the expected realization of a portion of the tax benefits of federal and state net operating losses carryforwards (“NOLs”). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized in future accounting periods. The ultimate realization of capital loss and NOL carryforwards is dependent upon the generation of future capital gains and taxable income in periods prior to their expiration. The Company currently provides a valuation allowance against a portion of the deferred tax assets generated by the NOLs since the Company believes that it is more likely than not that some of the benefits will not be realized in the future. The Company will continue to assess the need for, and the amount of, the valuation allowance at each reporting date.

NOTE 11. EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at September 30, 2024 and 2023.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at September 30, 2024 and 2023.

The table below reconciles the numerator and denominator of EPS for the nine and three months ended September 30, 2024 and 2023.

(in thousands, except per-share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
Basic and diluted EPS per Class A common share:
Income attributable to Class A common shares:
Basic and diluted	$194	$869	$255	$(418)
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	10,005	10,005	10,005	10,005
Effect of weighting	-	14	-	13
Weighted average shares-basic and diluted	10,005	10,019	10,005	10,018
Income per Class A common share:
Basic and diluted	$0.02	$0.09	$0.03	$(0.04)

(in thousands, except per-share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
Basic and diluted EPS per Class B common share:
Income attributable to Class B common shares:
Basic and diluted	$1	$3	$1	$(1)
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32	32	32
Weighted average shares-basic and diluted	32	32	32	32
Income per Class B common share:
Basic and diluted	$0.02	$0.09	$0.03	$(0.04)

NOTE 12. FAIR VALUE

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). A fair value measure should reflect the assumptions that market participants would use in pricing the asset or liability, including the assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of non-performance. Required disclosures include presentation of balance sheet amounts measured at fair value based on inputs the Company uses to derive fair value measurements. These inputs are:

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

The Company's MBS and Orchid common stock are recorded at fair value on a recurring basis as of  September 30, 2024 and December 31, 2023. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
September 30, 2024
Mortgage-backed securities	$118,429	$-	$118,429	$-
Orchid Island Capital, Inc. common stock	4,678	4,678	-	-
December 31, 2023
Mortgage-backed securities	$92,731	$-	$92,731	$-
Orchid Island Capital, Inc. common stock	4,797	4,797	-	-

During the nine months ended September 30, 2024 and 2023, there were no transfers of financial assets or liabilities between Levels 1, 2 or 3.

NOTE 13. SEGMENT INFORMATION

The Company’s operations are classified into two principal reportable segments: the asset management segment and the investment portfolio segment.

The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. As discussed in Note 2, the revenues of the asset management segment consist of management fees, overhead reimbursements and repurchase, clearing and administrative fees received pursuant to a management agreement with Orchid. Total revenues received under this management agreement for the nine and three months ended September 30, 2024 were approximately $9.4 million and $3.3 million, respectively, accounting for approximately 66% and 66% of consolidated revenues, respectively. Total revenues received under this management agreement for the nine and three months ended September 30, 2023 were approximately $10.5 million and $3.6 million, respectively, accounting for approximately 79% and 77% of consolidated revenues, respectively.

The investment portfolio segment includes the investment activities conducted by Royal Palm. The investment portfolio segment receives revenue in the form of interest and dividend income on its investments.

Segment information for the nine months ended  September 30, 2024 and 2023 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2024
Advisory services, external customers	$9,397	$-	$-	$-	$9,397
Advisory services, other operating segments(1)	101	-	-	(101)	-
Interest and dividend income	-	4,780	1	-	4,781
Interest expense(2)	-	(3,739)	(1,820)	-	(5,559)
Net revenues	9,498	1,041	(1,819)	(101)	8,619
Other income, net	-	1,067	-	-	1,067
Operating expenses(3)	(5,430)	(3,009)	1	-	(8,438)
Intercompany expenses(1)	-	(101)	-	101	-
Income (loss) before income taxes(4)	$4,068	$(1,002)	$(1,818)	$-	$1,248

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2023
Advisory services, external customers	$10,519	$-	$-	$-	$10,519
Advisory services, other operating segments(1)	89	-	-	(89)	-
Interest and dividend income	-	2,780	2	-	2,782
Interest expense(2)	-	(1,903)	(1,722)	-	(3,625)
Net revenues	10,608	877	(1,720)	(89)	9,676
Other income (expense), net	-	(2,467)	-	-	(2,467)
Operating expenses(3)	(5,174)	(1,483)	-	-	(6,657)
Intercompany expenses(1)	-	(89)	-	89	-
Income (loss) before income taxes(4)	$5,434	$(3,162)	$(1,720)	$-	$552

Segment information for the three months ended  September 30, 2024 and 2023 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2024
Advisory services, external customers	$3,301	$-	$-	$-	$3,301
Advisory services, other operating segments(1)	40	-	-	(40)	-
Interest and dividend income	-	1,690	-	-	1,690
Interest expense(2)	-	(1,373)	(608)	-	(1,981)
Net revenues	3,341	317	(608)	(40)	3,010
Other income (expense), net	-	421	(1)	-	420
Operating expenses(3)	(1,735)	(892)	-	-	(2,627)
Intercompany expenses(1)	-	(40)	-	40	-
Income (loss) before income taxes(4)	$1,606	$(194)	$(609)	$-	$803

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2023
Advisory services, external customers	$3,620	$-	$-	$-	$3,620
Advisory services, other operating segments(1)	33	-	-	(33)	-
Interest and dividend income	-	1,110	1	-	1,111
Interest expense(2)	-	(831)	(610)	-	(1,441)
Net revenues	3,653	279	(609)	(33)	3,290
Other income (expense), net	-	(2,361)	-	-	(2,361)
Operating expenses(3)	(1,582)	(523)	-	-	(2,105)
Intercompany expenses(1)	-	(33)	-	33	-
Income (loss) before income taxes(4)	$2,071	$(2,638)	$(609)	$-	$(1,176)

(1)	Includes fees paid by Royal Palm to Bimini Advisors for advisory services at an annualized rate of 1.5% of capital allocated to Royal Palm's MBS portfolio.
(2)	Includes interest on repurchase agreements in the Investment Portfolio column and long-term debt in the Corporate column.
(3)	Operating expenses are allocated based on each segment’s proportional share of total revenues.
(4)	Totals in the table above may not foot due to rounding differences.

Assets in each reportable segment as of September 30, 2024 and December 31, 2023 were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
September 30, 2024	$2,068	$143,308	6,257	$151,633
December 31, 2023	1,853	117,012	6,733	125,598

NOTE 14. RELATED PARTY TRANSACTIONS

At both September 30, 2024 and December 31, 2023, the Company owned 569,071 shares of Orchid common stock, representing approximately 0.7% and 1.1%, respectively, of Orchid’s outstanding common stock on such dates. The Company received dividends on this common stock investment of approximately $0.6 million and $0.8 million during the nine months ended September 30, 2024 and 2023, respectively, and $0.2 million and $0.3 million during the three months ended September 30, 2024 and 2023, respectively.

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

On March 7, 2024, the Board authorized a share repurchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 (the "2024 Repurchase Plan"). Pursuant to the 2024 Repurchase Plan, we can purchase shares of our Class A Common Stock from time to time for an aggregate purchase price not to exceed $2.5 million. Share repurchases can be executed through various means, including, without limitation, open market transactions. The 2024 Repurchase Plan does not obligate the Company to purchase any shares and expires on March 7, 2026. There have been no repurchases in 2024.

The Inflation Reduction Act of 2022 (the "Act"), includes a provision for an excise tax equal to 1% of the fair market value of any stock repurchased by covered corporations during a taxable year, subject to certain limits and other provisions. The excise tax was effective beginning in 2023. The Company was not subject to the tax in 2023, as its repurchases were less than the threshold specified in the Act. While we may complete transactions subject to the new excise tax, we do not expect this tax to have a material impact to our financial condition or result of operations.

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

Results of Operations

Described below are the Company’s results of operations for the nine and three months ended September 30, 2024, as compared to the nine and three months ended September 30, 2023.

Net Income (Loss) Summary

Consolidated net income for the nine months ended September 30, 2024 was $0.2 million, or $0.02 basic and diluted loss per share of Class A Common Stock, as compared to consolidated net income of $0.9 million, or $0.09 basic and diluted income per share of Class A Common Stock, for the nine months ended September 30, 2023. Consolidated net income for the three months ended September 30, 2024 was $0.3 million, or $0.03 basic and diluted loss per share of Class A Common Stock, as compared to a consolidated net loss of $0.4 million, or $0.04 basic and diluted income per share of Class A Common Stock, for the three months ended September 30, 2023.

The components of net income for the nine and three months ended September 30, 2024 and 2023, along with the changes in those components are presented in the table below.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Advisory services revenues	$9,397	$10,519	$(1,122)	$3,301	$3,620	$(319)
Interest and dividend income	4,781	2,782	1,999	1,690	1,111	579
Interest expense	(5,559)	(3,625)	(1,934)	(1,981)	(1,441)	(540)
Net revenues	8,619	9,676	(1,057)	3,010	3,290	(280)
Other revenue (expense)	1,067	(2,467)	3,534	420	(2,361)	2,781
Expenses	(8,438)	(6,657)	(1,781)	(2,627)	(2,105)	(522)
Net income (loss) before income tax provision (benefit)	1,248	552	696	803	(1,176)	1,979
Income tax provision (benefit)	1,053	(320)	1,373	547	(757)	1,304
Net income (loss)	$195	$872	$(677)	$256	$(419)	$675

GAAP and Non-GAAP Reconciliation

Economic Interest Expense and Economic Net Interest Income

We use derivative instruments, primarily U.S. Treasury Note (“T-Note”) and SOFR futures contracts to hedge a portion of the interest rate risk on repurchase agreements in a rising rate environment.

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

Gains (Losses) on Derivative Instruments

(in thousands)
		Funding Hedges
		Attributed to	Attributed to
	Statement of	Current	Future
	Operations	Period	Periods
Three Months Ended	(GAAP)	(Non-GAAP)	(Non-GAAP)
September 30, 2024	$(1,991)	$(36)	$(1,955)
June 30, 2024	212	44	168
March 31, 2024	1,171	21	1,150
December 31, 2023	(1,881)	(21)	(1,860)
September 30, 2023	1,169	(11)	1,180
June 30, 2023	516	(18)	534
March 31, 2023	(274)	(33)	(241)
Nine Months Ended
September 30, 2024	$(608)	$29	$(637)
September 30, 2023	1,411	(62)	1,473

Economic Net Portfolio Interest Income

(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
	GAAP		Effect of		Interest Income (Expense)
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
September 30, 2024	$1,485	$1,373	$36	$1,409	$112	$76
June 30, 2024	1,287	1,157	(44)	1,113	130	174
March 31, 2024	1,394	1,208	(21)	1,187	186	207
December 31, 2023	1,350	1,178	21	1,199	172	151
September 30, 2023	838	831	11	842	7	(4)
June 30, 2023	567	564	18	582	3	(15)
March 31, 2023	557	508	33	541	49	16
Nine Months Ended
September 30, 2024	$4,166	$3,738	$(29)	$3,709	$428	$457
September 30, 2023	1,962	1,903	62	1,965	59	(3)

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income

(in thousands)
			Interest
	Net Portfolio		Expense on
	Interest Income (Expense)		Long-Term	Net Interest Income (Expense)
	GAAP	Economic	Debt	GAAP	Economic
Three Months Ended	Basis	Basis(1)	(GAAP)	Basis	Basis(2)
September 30, 2024	$112	$76	$607	$(495)	$(531)
June 30, 2024	130	174	605	(475)	(431)
March 31, 2024	186	207	608	(422)	(401)
December 31, 2023	172	151	616	(444)	(465)
September 30, 2023	7	(4)	611	(604)	(615)
June 30, 2023	3	(15)	565	(562)	(580)
March 31, 2023	49	16	546	(497)	(530)
Nine Months Ended
September 30, 2024	$428	$457	$1,820	$(1,392)	$(1,363)
September 30, 2023	59	(3)	1,722	(1,663)	(1,725)

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Segment Information

We have two operating segments. The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. The investment portfolio segment includes the investment activities conducted by Royal Palm.

Segment information for the nine months ended September 30, 2024 and 2023 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2024
Advisory services, external customers	$9,397	$-	$-	$-	$9,397
Advisory services, other operating segments(1)	101	-	-	(101)	-
Interest and dividend income	-	4,780	1	-	4,781
Interest expense(2)	-	(3,739)	(1,820)	-	(5,559)
Net revenues	9,498	1,041	(1,819)	(101)	8,619
Other income, net	-	1,067	-	-	1,067
Operating expenses(3)	(5,430)	(3,009)	1	-	(8,438)
Intercompany expenses(1)	-	(101)	-	101	-
Income (loss) before income taxes(4)	$4,068	$(1,002)	$(1,818)	$-	$1,248

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2023
Advisory services, external customers	$10,519	$-	$-	$-	$10,519
Advisory services, other operating segments(1)	89	-	-	(89)	-
Interest and dividend income	-	2,780	2	-	2,782
Interest expense(2)	-	(1,903)	(1,722)	-	(3,625)
Net revenues	10,608	877	(1,720)	(89)	9,676
Other income (expense), net	-	(2,467)	-	-	(2,467)
Operating expenses(3)	(5,174)	(1,483)	-	-	(6,657)
Intercompany expenses(1)	-	(89)	-	89	-
Income (loss) before income taxes(4)	$5,434	$(3,162)	$(1,720)	$-	$552

Segment information for the three months ended September 30, 2024 and 2023 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2024
Advisory services, external customers	$3,301	$-	$-	$-	$3,301
Advisory services, other operating segments(1)	40	-	-	(40)	-
Interest and dividend income	-	1,690	-	-	1,690
Interest expense(2)	-	(1,373)	(608)	-	(1,981)
Net revenues	3,341	317	(608)	(40)	3,010
Other income (expense), net	-	421	(1)	-	420
Operating expenses(3)	(1,735)	(892)	-	-	(2,627)
Intercompany expenses(1)	-	(40)	-	40	-
Income (loss) before income taxes(4)	$1,606	$(194)	$(609)	$-	$803

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2023
Advisory services, external customers	$3,620	$-	$-	$-	$3,620
Advisory services, other operating segments(1)	33	-	-	(33)	-
Interest and dividend income	-	1,110	1	-	1,111
Interest expense(2)	-	(831)	(610)	-	(1,441)
Net revenues	3,653	279	(609)	(33)	3,290
Other income (expense), net	-	(2,361)	-	-	(2,361)
Operating expenses(3)	(1,582)	(523)	-	-	(2,105)
Intercompany expenses(1)	-	(33)	-	33	-
Income (loss) before income taxes(4)	$2,071	$(2,638)	$(609)	$-	$(1,176)

(1)	Includes fees paid by Royal Palm to Bimini Advisors for advisory services at an annualized rate of 1.5% of capital allocated to Royal Palm's MBS portfolio.
(2)	Includes interest expense on repurchase agreements in the Investment Portfolio column and long-term debt in the Corporate column.
(3)	Operating expenses are allocated based on each segment’s proportional share of total revenues.
(4)	Totals in the table above may not foot due to rounding differences.

Assets in each reportable segment were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
September 30, 2024	$2,068	$143,308	6,257	$151,633
December 31, 2023	1,853	117,012	6,733	125,598

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

(in thousands)
			Advisory Services
					Repurchase,
	Average	Average			Clearing and
	Orchid	Orchid	Management	Overhead	Administrative
Three Months Ended	MBS	Equity	Fee	Allocation	Fees	Total
September 30, 2024	$4,984,279	$780,010	$2,448	$637	$216	$3,301
June 30, 2024	4,203,416	699,766	2,257	732	178	3,167
March 31, 2024	3,887,545	672,057	2,161	598	170	2,929
December 31, 2023	4,207,118	851,532	2,275	617	184	3,076
September 30, 2023	4,447,098	964,230	2,871	557	193	3,621
June 30, 2023	4,186,939	899,109	2,704	639	173	3,516
March 31, 2023	3,769,954	865,722	2,641	576	165	3,382
Nine Months Ended
September 30, 2024	$4,358,413	$717,278	$6,866	$1,967	$564	$9,397
September 30, 2023	4,134,664	909,687	8,216	1,772	531	10,519

Investment Portfolio Segment

Net Portfolio Interest Income (Expense)

We define net portfolio interest income as interest income on MBS less interest expense on repurchase agreement funding. During the nine months ended September 30, 2024, we generated $428,000 of net portfolio interest income, consisting of $4.2 million of interest income from MBS assets offset by $3.7 million of interest expense on repurchase liabilities. For the comparable period ended September 30, 2023, we generated $59,000 of net portfolio interest income, consisting of $2.0 million of interest income from MBS assets offset by $1.9 million of interest expense on repurchase liabilities. The $2.2 million increase in interest income was due to a 145 basis point ("bp") increase in yields, combined with an $35.3 million increase in average MBS holdings. There was a $1.8 million increase in interest expense for the nine months ended September 30, 2024 that was due to a 102 bp increase in cost of funds, combined with a $33.7 million increase in average repurchase liabilities.

Our economic interest expense on repurchase liabilities for the nine months ended September 30, 2024 and 2023 was $3.7 million and $2.0 million, respectively, resulting in $457,000 and $(3,000) of economic net portfolio interest income (expense), respectively.

During the three months ended September 30, 2024, we generated $112,000 of net portfolio interest income, consisting of $1.5 million of interest income from MBS assets offset by $1.4 million of interest expense on repurchase liabilities. For the comparable period ended September 30, 2023, we generated $7,000 of net portfolio interest income, consisting of $838,000 of interest income from MBS assets offset by $831,000 of interest expense on repurchase liabilities. The $647,000 increase in interest income was due to a 129 bp increase in yields, combined with an $28.1 million increase in average MBS holdings. There was a $542,000 increase in interest expense for the three months ended September 30, 2024 that was due to a 93 bp increase in cost of funds, combined with a $26.9 million increase in average repurchase liabilities.

Our economic interest expense on repurchase liabilities for the three months ended September 30, 2024 and 2023 was $1,409,000 and $842,000, respectively, resulting in $76,000 and $(4,000) of economic net portfolio interest income (expense), respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for the nine months ended September 30, 2024 and 2023 and each quarter in 2024 and 2023 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Held(1)	Income	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
September 30, 2024	$102,422	$1,485	5.80%	$97,949	$1,373	$1,409	5.61%	5.75%
June 30, 2024	87,539	1,287	5.88%	83,737	1,157	1,113	5.53%	5.32%
March 31, 2024	90,697	1,394	6.15%	85,753	1,208	1,187	5.63%	5.54%
December 31, 2023	88,796	1,350	6.08%	84,162	1,178	1,199	5.60%	5.70%
September 30, 2023	74,316	838	4.51%	71,056	831	842	4.68%	4.74%
June 30, 2023	54,705	567	4.14%	51,893	564	582	4.35%	4.49%
March 31, 2023	45,767	557	4.87%	43,455	508	541	4.68%	4.98%
Nine Months Ended
September 30, 2024	$93,553	$4,166	5.94%	$89,147	$3,738	$3,709	5.59%	5.55%
September 30, 2023	58,263	1,962	4.49%	55,468	1,903	1,965	4.57%	4.72%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income (Expense)		Interest Spread
	GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(2)	Basis	Basis(4)
September 30, 2024	$112	$76	0.19%	0.05%
June 30, 2024	130	174	0.35%	0.56%
March 31, 2024	186	207	0.52%	0.61%
December 31, 2023	172	151	0.48%	0.38%
September 30, 2023	7	(4)	(0.17)%	(0.23)%
June 30, 2023	3	(15)	(0.21)%	(0.35)%
March 31, 2023	49	16	0.19%	(0.11)%
Nine Months Ended
September 30, 2024	$428	$457	0.35%	0.39%
September 30, 2023	59	(3)	(0.08)%	(0.23)%

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

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Three Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
September 30, 2024	$100,005	$2,417	$102,422	$1,445	$40	$1,485	5.78%	6.77%	5.80%
June 30, 2024	85,097	2,442	87,539	1,242	45	1,287	5.84%	7.45%	5.88%
March 31, 2024	88,206	2,491	90,697	1,348	46	1,394	6.11%	7.38%	6.15%
December 31, 2023	86,242	2,554	88,796	1,294	56	1,350	6.00%	8.67%	6.08%
September 30, 2023	71,731	2,585	74,316	781	57	838	4.35%	8.91%	4.51%
June 30, 2023	52,004	2,701	54,705	508	59	567	3.91%	8.59%	4.14%
March 31, 2023	42,912	2,855	45,767	500	57	557	4.66%	8.09%	4.87%
Nine Months Ended
September 30, 2024	$91,103	$2,450	$93,553	$4,035	$131	$4,166	5.90%	7.20%	5.94%
September 30, 2023	55,549	2,714	58,263	1,789	173	1,962	4.29%	8.51%	4.49%

Cost of Funds

Since all of our repurchase agreements are short-term, changes in market rates have a more immediate impact on our interest expense. Our average cost of funds calculated on a GAAP basis was 45 bps above the average one-month SOFR and 24 bps above the average six-month SOFR for the quarter ended September 30, 2024. Our average economic cost of funds was 59 bps below the average one-month SOFR and 38 bps below the average six-month SOFR for the quarter ended September 30, 2024. The average term to maturity of the outstanding repurchase agreements was 24 days at September 30, 2024, compared to 29 days at December 31, 2023. The tables below present the average outstanding balances under our repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month SOFR rates for each quarter in 2024 and 2023, on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Agreements	Basis	Basis	Basis	Basis
September 30, 2024	$97,949	$1,373	$1,409	5.61%	5.75%
June 30, 2024	83,737	1,157	1,113	5.53%	5.32%
March 31, 2024	85,753	1,208	1,187	5.63%	5.54%
December 31, 2023	84,162	1,178	1,199	5.60%	5.70%
September 30, 2023	71,056	831	842	4.68%	4.74%
June 30, 2023	51,893	564	582	4.35%	4.49%
March 31, 2023	43,455	508	541	4.68%	4.98%
Nine Months Ended
September 30, 2024	$89,147	$3,738	$3,709	5.59%	5.55%
September 30, 2023	55,468	1,903	1,965	4.57%	4.72%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average SOFR		One-Month	Six-Month	One-Month	Six-Month
Three Months Ended	One-Month	Six-Month	SOFR	SOFR	SOFR	SOFR
September 30, 2024	5.16%	5.37%	0.45%	0.24%	0.59%	0.38%
June 30, 2024	5.34%	5.39%	0.19%	0.14%	(0.02)%	(0.07)%
March 31, 2024	5.32%	5.39%	0.31%	0.24%	0.22%	0.15%
December 31, 2023	5.34%	5.35%	0.26%	0.25%	0.36%	0.35%
September 30, 2023	5.32%	5.17%	(0.64)%	(0.49)%	(0.58)%	(0.43)%
June 30, 2023	5.07%	4.78%	(0.72)%	(0.43)%	(0.58)%	(0.29)%
March 31, 2023	4.63%	4.09%	0.05%	0.59%	0.35%	0.89%
Nine Months Ended
September 30, 2024	5.27%	5.38%	0.32%	0.21%	0.28%	0.17%
September 30, 2023	5.01%	4.68%	(0.44)%	(0.11)%	(0.29)%	0.04%

Dividend Income from Orchid

During the nine months ended September 30, 2024 and 2023, we owned 569,071 shares of Orchid common stock, respectively. Orchid paid total dividends of $1.08 and $1.44 per share during the nine months ended September 30, 2024 and 2023, respectively, resulting in dividend income on this common stock investment of approximately $0.6 million and $0.8 million, respectively. Orchid paid total dividends of $0.36 and $0.48 per share during the three months ended September 30, 2024 and 2023, respectively, resulting in dividend income on this common stock investment of approximately $0.2 million and $0.3 million, respectively.

Long-Term Debt

Junior Subordinated Debt

Prior to June 30, 2023, the junior subordinated debt securities paid interest at a floating rate, adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date. Starting June 30, 2023, the underlying index converted from three-month LIBOR to CME Term SOFR plus a tenor spread adjustment of 0.26161%. The interest rate for subsequent accrual periods will be CME Term SOFR on the applicable reset date plus the tenor spread adjustment of 0.26161% plus the coupon spread of 3.50%. The CME Term SOFR index is in effect for all interest rate resets after July 3, 2023. The LIBOR and CME Term SOFR rate increases since January 2022 have increased our interest expense. Interest expense on our junior subordinated debt securities was $1.8 million and $1.7 million for the nine months ended September 30, 2024 and 2023, respectively.  The average rate of interest paid for the nine months ended September 30, 2024 was 9.09% compared to 8.62% for the comparable period in 2023. Interest expense on our junior subordinated debt securities was $0.6 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively.  The average rate of interest paid for the three months ended September 30, 2024 was 9.04% compared to 9.07% for the comparable period in 2023.

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

Gains or Losses and Other Income

The table below presents our gains or losses and other income for the nine and three months ended September 30, 2024 and 2023.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Realized losses on sales of MBS	$(562)	$-	$(562)	$-	$-	$-
Unrealized gains (losses) on MBS	2,356	(2,746)	5,102	2,480	(2,483)	4,963
Total gains (losses) on MBS	1,794	(2,746)	4,540	2,480	(2,483)	4,963
(Losses) gains on derivative instruments	(608)	1,411	(2,019)	(1,991)	1,170	(3,161)
Unrealized losses on Orchid Island Capital, Inc. common stock	(120)	(1,132)	1,012	(68)	(1,047)	979

We invest in MBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from trading in these securities. However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the nine months ended September 30, 2024, we received proceeds of $46.3 million from the sales of RMBS. We did not sell any MBS during the nine months ended September 30, 2023.

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

	5 Year	10 Year	15 Year	30 Year	Three
	U.S. Treasury	U.S. Treasury	Fixed-Rate	Fixed-Rate	Month
	Rate(1)	Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	SOFR(3)
September 30, 2024	3.58%	3.80%	5.16%	6.08%	5.31%
June 30, 2024	4.33%	4.34%	6.16%	6.86%	5.35%
March 31, 2024	4.22%	4.21%	6.11%	6.79%	5.31%
December 31, 2023	3.84%	3.87%	5.93%	6.61%	5.36%
September 30, 2023	4.61%	4.57%	6.72%	7.31%	5.27%
June 30, 2023	4.13%	3.82%	6.06%	6.71%	5.00%
March 31, 2023	3.61%	3.49%	5.56%	6.32%	4.51%

(1)	Historical 5 Year and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 15 Year and 30 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical SOFR is obtained from the Federal Reserve Bank of New York. The SOFR averages are compounded averages of the SOFR over rolling 30 and 180 day periods.

Operating Expenses

For the nine and three months ended September 30, 2024, our total operating expenses were approximately $8.4 million and $2.6 million, respectively, compared to $6.7 million and $2.1 million, respectively, for the nine and three months ended September 30, 2023. The table below presents a breakdown of operating expenses for the nine and three months ended September 30, 2024 and 2023.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Compensation and related benefits	$5,402	$3,900	$1,502	$1,755	$1,258	$497
Direct advisory services costs	1,249	1,138	111	396	317	79
Legal fees	59	48	11	15	11	4
Accounting, auditing and other professional fees	440	379	61	111	108	3
Directors’ fees and liability insurance	630	627	3	214	214	-
Administrative and other expenses	659	565	94	136	197	(61)
	$8,439	$6,657	$1,782	$2,627	$2,105	$522

Income Tax Provision

We recorded an income tax provision (benefit) for the nine months ended September 30, 2024 and 2023 of approximately $1.1 million and $(0.3) million, respectively, on consolidated pre-tax book income of $1.2 million and $0.6 million, respectively. The total income tax provision (benefit) recorded for the three months ended September 30, 2024 and 2023 was $0.5 million and $(0.8) million, respectively, on consolidated pre-tax book (loss) income of $0.8 million and $(1.2) million, respectively. The Company uses the discrete-period computation method for determining its income tax (benefit) provision.  Our income tax provision could be affected by numerous factors, including non-deductible expenses, the projected utilization of net operating loss carryovers and changes in our deferred tax assets and liabilities and their valuations, and can result in significant variations in the customary relationship between pretax income and income tax expense. The increase in the income tax provision relative to the pre-tax book income (loss) for the nine and three months ended September 30, 2024 compared to the same periods in 2023 was primarily due to an increase in executive compensation subject to Section 162(m) limitations.

Financial Condition:

Mortgage-Backed Securities

As of September 30, 2024, our MBS portfolio consisted of $118.4 million of agency or government MBS at fair value and had a weighted average coupon of 5.24%. During the nine months ended September 30, 2024, we received principal repayments of $10.1 million compared to $3.3 million for the comparable period ended September 30, 2023. The average prepayment speeds for the quarters ended September 30, 2024 and 2023 were 6.3% and 4.8%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
September 30, 2024	6.3	6.7	6.3
June 30, 2024	10.9	5.5	10.0
March 31, 2024	18.0	9.2	16.5
December 31, 2023	8.9	4.6	8.0
September 30, 2023	4.3	6.6	4.8
June 30, 2023	8.0	13.0	9.6
March 31, 2023	2.4	10.3	5.0

The following tables summarize certain characteristics of our PT MBS and structured MBS as of September 30, 2024 and December 31, 2023:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
September 30, 2024
Fixed Rate MBS	$116,050	98.0%	5.61%	342	1-Apr-54
Structured MBS	2,379	2.0%	2.85%	283	15-May-51
Total MBS Portfolio	$118,429	100.0%	5.24%	341	1-Apr-54
December 31, 2023
Fixed Rate MBS	$90,181	97.3%	6.00%	343	1-Nov-53
Structured MBS	2,550	2.7%	2.84%	290	15-May-51
Total MBS Portfolio	$92,731	100.0%	5.44%	341	1-Nov-53

($ in thousands)
	September 30, 2024		December 31, 2023
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$35,338	29.8%	$38,204	41.2%
Freddie Mac	83,091	70.2%	54,527	58.8%
Total Portfolio	$118,429	100.0%	$92,731	100.0%

	September 30, 2024	December 31, 2023
Weighted Average Pass-through Purchase Price	$102.99	$104.43
Weighted Average Structured Purchase Price	$4.48	$4.48
Weighted Average Pass-through Current Price	$102.06	$101.55
Weighted Average Structured Current Price	$13.68	$13.46
Effective Duration (1)	2.627	2.508

(1)

Effective duration is the approximate percentage change in price for a 100 basis point change in rates. An effective duration of 2.627 indicates that an interest rate increase of 1.0% would be expected to cause a 2.627% decrease in the value of the MBS in our investment portfolio at September 30, 2024. An effective duration of 2.508 indicates that an interest rate increase of 1.0% would be expected to cause a 2.508% decrease in the value of the MBS in our investment portfolio at December 31, 2023. These figures include the structured securities in the portfolio but do include the effect of our hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of September 30, 2024, assuming rates instantaneously fall 100 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS’ effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Fixed Rate MBS	$116,050	$2,580	$(3,766)	$(8,518)	2.22%	(3.25)%	(7.34)%
Structured MBS	2,379	(80)	21	20	(3.36)%	0.88%	0.84%
Total MBS Portfolio	$118,429	$2,500	$(3,745)	$(8,498)	2.11%	(3.16)%	(7.18)%
	Notional	$ Change in Fair Value			% Change in Fair Value
Repurchase Agreement Hedges	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Interest Rate Futures Contracts	146,400	(3,758)	3,581	7,056	(2.57)%	2.45%	4.82%
Gross Totals		$(1,258)	$(164)	$(1,442)

(1)	Represents the average contract/notional amount of U.S. Treasury and SOFR futures contracts.

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

Repurchase Agreements

As of September 30, 2024, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with six of these counterparties. We believe these facilities provide borrowing capacity in excess of our needs. None of these lenders are affiliated with us. These borrowings are secured by our MBS.

As of September 30, 2024, we had obligations outstanding under the repurchase agreements of approximately $113.0 million with a net weighted average borrowing cost of 5.20%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 15 to 46 days, with a weighted average maturity of 24 days. Securing the repurchase agreement obligation as of September 30, 2024 are MBS with an estimated fair value, including accrued interest, of $118.8 million. Through October 31, 2024, we have been able to maintain our repurchase facilities with comparable terms to those that existed at September 30, 2024 with maturities through January 24, 2025.

The table below presents information about our period-end, maximum and average repurchase agreement obligations for each quarter in 2024 and 2023.

	Ending	Maximum	Average	Difference Between Ending
	Balance	Balance	Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Agreements	Amount	Percent
September 30, 2024	$113,023	$113,026	$97,949	$15,074	15.39%
June 30, 2024	82,876	84,553	83,737	(861)	(1.03)%
March 31, 2024	84,599	87,523	85,753	(1,154)	(1.35)%
December 31, 2023	86,907	86,919	84,162	2,745	3.26%
September 30, 2023	81,417	81,567	71,056	10,361	14.58%
June 30, 2023	60,695	60,695	51,893	8,802	16.96%
March 31, 2023	43,092	43,936	43,455	(363)	(0.84)%

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

In future periods we expect to continue to finance our activities through repurchase agreements and through revenues from our advisory services business. As of September 30, 2024, we had cash and cash equivalents of $4.6 million. We generated cash flows of $14.0 million from principal and interest payments on our MBS portfolio and had average repurchase agreements outstanding of $89.1 million during the nine months ended September 30, 2024. In addition, during the nine months ended September 30, 2024, we received approximately $9.4 million in management fees and expense reimbursements as manager of Orchid and approximately $0.6 million in dividends from our investment in Orchid common stock.

Outlook

Orchid Island Capital Inc.

Orchid Island Capital reported net income for the third quarter 2024 of $17.4 million and its shareholders’ equity increased from $555.9 million to $656.0 million. Orchid is obligated to reimburse us for direct expenses paid on its behalf and to pay to us Orchid’s pro rata share of overhead as defined in the management agreement. As a stockholder of Orchid, we will also continue to share in distributions, if any, paid by Orchid to its stockholders. Our operating results are also impacted by changes in the market value of our holdings of Orchid common shares, although these market value changes do not impact our cash flows from Orchid.

Economic Summary

The trajectory of the economy that existed as the second quarter of 2024 ended continued into the third quarter.  The trend was apparent in the incoming economic data, the level of interest rates and the outlook for monetary policy on the part of the Fed. With respect to the latter, the Fed finally lowered the Fed Funds rate in late September by 50 basis points, the first interest rate cut since the Fed stopped tightening monetary policy in March of 2023. The move was well telegraphed by various Fed officials during their public comments leading up to the event, as the Fed was careful not to surprise the market with the cut. Throughout the third quarter, incoming labor market and inflation data was consistent with the Fed’s view that inflation was approaching its 2% target and would soon get there.  The Fed’s focus has shifted to the labor market and ensuring the supply/demand balance that had led to a low unemployment rate and outsized wage gains did not slow too much and jeopardize its efforts to fulfill its second mandate of full employment. Further, elevated interest rate levels had materially impacted the housing market and other interest rate sensitive sectors of the economy, so the Fed feared that if the labor market cooled too much then economic growth could as well.  The manufacturing side of the economy was already weak, so all things considered the Fed’s movement of monetary policy back towards the neutral rate appears to be consistent with its mandates.

Unlike the inflation and labor market data, consumer spending levels and economic growth generally – as measured by GDP – were still quite robust during the third quarter and, in the case of the latter, trending at or above sustainable trend growth rates. However, as long as inflation data continued to move towards its target level – and such data was already there when three- or six-month measures were annualized – the Fed appeared comfortable lowering the Fed Funds rate to ensure the labor market did not cool too much.  As the fourth quarter of 2024 begins, the latest reading on the labor market appears to have reversed the slowing trend apparent over the last several months as the September reading was very strong, previous months data was revised higher and the unemployment rate declined. Also, in late September, the government revised previously released data on gross domestic income (“GDI”), another measure of economic growth.  GDI data over the past several quarters had been quite low and inconsistent with GDP data and consumer spending levels.  Most economists believed the GDI data painted the more accurate picture of the true level of economic growth in the economy.  However, the GDI data was revised higher and was now consistent with the GDP data. Together with the latest labor market data, the economy now appears quite healthy and the market expects that the Fed will be more conservative in the timing and extent of further reductions in the Fed Funds rate.

Interest Rates

Over the course of the third quarter of 2024, interest rates continued to decrease as they had through the last two months of the second quarter. After the yield on the 10-year T-Note peaked at 4.7% in late April 2024, the yield trended downward until hitting a year-to-date low near 3.6% on September 16, 2024. However, the GDI revisions in late September, coupled with the resurgence in the labor market data released in early October, drove 10-year U.S. Treasury rates back above 4% in early October.  Otherwise, the U.S Treasury and swap curves steepened throughout the third quarter of 2024. The spread between the 2-year and 10-year T-Notes turned positive in early September 2024 for the first time since mid-2022, ending the longest period of inversion ever recorded.

As noted above, the Fed reduced the overnight Fed Funds rate at its meeting in September by 50 basis points.  Given developments discussed above that occurred prior to the Fed’s meeting in September – cooling inflation data, a slowing labor market and comments by Fed officials regarding their desire to start to remove overly restrictive monetary policy – the market anticipated two such 50 basis point cuts and at least one additional 25 basis point cut by year-end based on price levels in the futures and related markets.  The developments late in the third quarter of 2024 and early in the fourth quarter of 2024 – the GDI revisions, September labor market report and even the September inflation report released in early October, which was slightly higher than expectations – have reduced market expectations of further Fed Funds rate cuts this year to less than two more 25 basis point cuts.  Some economists believe the economy may have achieved a “soft” landing after the 500+ basis point hikes initiated by the Fed.  A soft landing refers to the outcome where the economy does not suffer a contraction or even slowdown growth following a tightening cycle by the Fed.  Such instances are very rare, and it remains to be seen if this will prove to be the case.

Interest rate volatility embedded in interest rate derivatives, as measured by the MOVE index, was elevated throughout the third quarter of 2024 and even increased further still late in the quarter after the Fed Funds rate cut, likely in response to the developments discussed above, geopolitical events in the Middle East and uncertainty surrounding the U.S. presidential election in November. The value of the index approached a year-to-date high reading in early October. Given that uncertainty surrounding these same events remains, it is likely interest rate volatility will remain elevated through the fourth quarter of 2024.

The Agency RMBS Market

Declining interest rates across the maturity spectrum of the treasury curve led all fixed income sectors of the market to generate positive absolute returns for the third quarter of 2024 although excess returns versus comparable duration swaps were far less robust.  Agency RMBS absolute returns for the quarter were 4.7% and 4.9% for conventional Agency RMBS – the non-GNMA component of the Agency RMBS index.  These absolute returns compare to 5.7% for investment grade debt, 5.3% for high yield debt, 4.8% for US treasuries, 4.6% for Agency debt, and 4.5% for Agency CMBS.  Excess returns versus comparable duration swaps for the quarter for Agency RBS were 0.7% and 0.9% for the non-GNMA component of the Agency RMBS index. Excess returns for the other major components of the domestic fixed income markets (excluding treasuries) for the third quarter of 2024 were 1.4% for investment grade debt, 0.3% for high yield debt, -0.1% for Agency debt, and 0.2% for Agency CMBS.

Within the stack of 30-year, fixed rate Agency RMBS (the asset class in which the Company invests the vast majority of its capital), given the decrease in interest rates over the course of the third quarter of 2024 absolute returns tracked the duration of the securities - the higher the duration, the higher the return. The return for 2.0% coupon securities was 6.7% for the second quarter, the highest return, and 2.6% for 7.0% coupon securities, the lowest return and coupon. Within the stack of 30-year, fixed rate Agency RMBS, excess returns versus comparable duration swaps for the third quarter (a proxy for hedged returns) generally followed the same pattern, with lower coupon, longer duration coupons (3% and lower) with excess returns between 1.1% and 1.4%, the highest coupons (6.5% and 7.0%) at 0.2% and the intermediate coupons gradually declining as coupons declined.

Recent Legislative and Regulatory Developments

In response to the deterioration in the markets for U.S. Treasuries, Agency RMBS and other mortgage and fixed income markets resulting from the impacts of the COVID-19 pandemic, the Fed implemented a program of quantitative easing. Through November of 2021, the Fed was committed to purchasing $80 billion of U.S. Treasuries and $40 billion of Agency RMBS each month. In November of 2021, it began tapering its net asset purchases each month, ended net asset purchases by early March of 2022, and ended asset purchases entirely in September of 2022. On May 4, 2022, the FOMC announced a plan for reducing the Fed’s balance sheet. In June of 2022, in accordance with this plan, the Fed began reducing its balance sheet by a maximum of $30 billion of U.S. Treasuries and $17.5 billion of Agency RMBS each month. On September 21, 2022, the FOMC announced the Fed’s decision to continue reducing its balance sheet by a maximum of $60 billion of U.S. Treasuries and $35 billion of Agency RMBS per month. On May 1, 2024, the FOMC announced the Fed’s decision to reduce its balance sheet by a maximum of $25 billion of U.S. Treasuries and remove the cap on Agency RMBS reduction, with any amounts in excess of $35 billion per month being reinvested in U.S. Treasury securities.  Relatively high interest rates and slow prepayment speeds have kept the balance sheet reduction for Agency RMBS below $20 billion per month throughout 2024, although an increase in mortgage refinance applications following the announcement of the Fed Funds rate cut in September 2024 may accelerate the process.  As of August 2024, the Fed had reduced its balance sheet for Agency RMBS by approximately $440 billion from the peak to $2.3 trillion, shedding approximately 32% of the Agency RMBS added during pandemic quantitative easing and representing the lowest level since June 2021.

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

On July 27, 2023, the federal banking regulators, including the Office of the Comptroller of the Currency, (the "OCC") the FDIC and the Fed, jointly issued a proposed rule that would revise large bank capital requirements (the "Basel III Endgame").  The Basel III Endgame, if implemented as proposed, would significantly increase the credit weight risk for balance-sheet mortgages and for Agency RMBS sold to the GSEs, which could disincentivize banks from originating mortgages for sale to the GSEs and impact pricing in the Agency RMBS markets.  The comment period for the Basel III Endgame closed on January 16, 2024, and the proposed rule was met with strong objections from the banking industry.  In testimony before the United States Senate Committee on Banking, Housing and Urban Affairs in July 2024, Fed chairman Jerome Powell stated that the OCC, the FDIC and the Fed were in discussions to materially revise the proposed rule, and that there was consensus at the Fed to undergo another comment period. In remarks given on September 10, 2024, Michael Barr, the Fed's Vice Chair for Supervision, confirmed that the Basel III Endgame was being rewritten to, among other things, reduce the risk weights for residential real estate and retail exposures, extend the scope of the reduced risk weight for certain low-risk corporate debt, and eliminate the minimum haircut for securities financing transactions.

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

Summary

The long-awaited impacts of tight monetary policy orchestrated by the Fed appear to have finally slowed inflation sufficiently such that the Fed could re-focus on its second mandate – full employment in the economy.  The labor market data over the course of the second and third quarters of 2024 reflected greater balance between the supply and demand for labor, such that hiring and wage growth were slowing and the unemployment rate was rising gradually.  In late September 2024, the Fed reduced the Fed funds rate by 50 basis points, and the market anticipated it was the first of many such cuts.  In contrast, growth in the economy, as measured by both GDP and GDI as well as consumer spending, has remained robust throughout.  However, the non-farm payroll report for September 2024, released in early October, as well as the latest readings on inflation were robust and exceeded market expectations. Should such signs of economic strength continue, the Fed may be more conservative in the timing and extent of further reductions in the Fed Funds rate than the market had expected at the beginning of the third quarter.

Interest rates decreased over the course of the third quarter of 2024, continuing the trend started in late April 2024. The U.S. Treasury curve also steepened as the market anticipated additional easing of monetary policy by the Fed and the spread between the 2-year and 10-year T-Notes finally turned positive in early September 2024 after being inverted since mid-2022, the longest inversion ever.  Cheaper funding levels coupled with a still healthy economy were supportive of risk assets, and domestic fixed income securities all generated positive returns for the quarter.  Agency RMBS also generated positive excess returns versus comparable duration swaps.  Based on recent positive economic data, it is unclear how much further the Fed will go in relaxing monetary policy.  Further, geo-political events around the world, especially in the Middle East, as well as the U.S. presidential election in November, are cause for uncertainty in the outlook for markets and the economy.  The market in which the Company and Orchid Island invest the preponderance of their capital, the Agency RMBS market, has performed well so far in 2024, and potential returns available in the market remain attractive.

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

Capital Expenditures

At September 30, 2024, we had no material commitments for capital expenditures.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed, in April 2020 and November 2021, the Company received demands for payment from Citigroup, Inc. related to the indemnification provisions of various mortgage loan purchase agreements entered into prior to 2007. As of September 30, 2024, no further information has been received related to this matter.  The ultimate resolution of this matter cannot presently be determined. However, in management's opinion, the demands are without merit and the likelihood of a material adverse outcome is remote. Accordingly, no provision or accrual has been recorded.

We are not party to any other material pending legal proceedings as described in Item 103 of Regulation S-K.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 10, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not have any unregistered sales of its equity securities during the three months ended September 30, 2024.

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

The Company did not repurchase shares of its common stock during the three months ended September 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

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

BIMINI CAPITAL MANAGEMENT, INC.

Date: November 1, 2024	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: November 1, 2024	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)