Form 10-K
period 2024-12-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2025-03-07
CIK 1275477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2024:

Title of each Class	Shares held by non-affiliates	Aggregate market value held by non-affiliates
Class A Common Stock, $0.001 par value	5,550,643	$4,995,579(a)
Class B Common Stock, $0.001 par value	20,760	$1,000 (b)
Class C Common Stock, $0.001 par value	31,938	$1,500 (b)

(a) The aggregate market value was calculated by using the last sale price of the Class A Common Stock as of June 30, 2024.

(b) The market value of the Class B and Class C Common Stock is an estimate based on their initial purchase price.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	March 6, 2025	10,005,457
Class B Common Stock, $0.001 par value	March 6, 2025	31,938
Class C Common Stock, $0.001 par value	March 6, 2025	31,938

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders of the Registrant are incorporated by reference into Part III of this Annual Report on Form 10‑K (this “Report”).

true

BIMINI CAPITAL MANAGEMENT, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Report that are subject to risks and uncertainties. In some cases, these statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “should,” “may,” “plans,” “projects,” “will,” or similar expressions, or the negative of these words. These forward-looking statements involve risks and uncertainties because they relate to events, developments, and circumstances relating to our business, industry financial condition, liquidity, results of operations, plans and objectives and/or general economic or other conditions that may or may not occur in the future or may occur on longer or shorter timelines or to a greater or lesser degree than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, forward-looking statements are not guarantees of future performance, and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this Report as a result of the following factors, among others:

●	adverse movements in interest rates;
●	our business and investment strategy;
●	our ability to acquire investments on attractive terms;
●	the effect of prepayment rates on the value of our assets;
●	our ability to access the capital markets;
●	our ability to obtain future financing arrangements;
●	our ability to successfully hedge the interest rate risk and prepayment risk associated with our portfolio;
●	our understanding of our competition and our ability to compete effectively;
●	our ability to quantify risk based on historical experience;
●	our ability to forecast our tax attributes, which are based upon various facts and assumptions, and our ability to protect and use our NOLs to offset future taxable income, including whether our shareholder rights plan will be effective in preventing an ownership change that would significantly limit our ability to utilize such NOLs;
●	expected capital expenditures;
●	the impact of technology on our operations and business;
●	our ability to maintain our exemption from the obligation to register under the Investment Company Act of 1940, as amended (the “Investment Company Act”);
●	market trends;
●	the effect of actual, anticipated or proposed actions of the U.S. government, including the U.S. Federal Reserve (the "Fed"), the Federal Housing Finance Agency (the "FHFA"), the Federal Housing Administration (the "FHA"), the Federal Open Market Committee (the "FOMC") and the U.S. Treasury, on interest rates, monetary policy, fiscal policy and the housing and credit markets;
●

the federal conservatorship of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie-Mae and Freddie Mac and the U.S. government;

●	the impact of inflation on general economic conditions and monetary policy;
●	the impact of future changes in tax laws or tax rates;
●	geo-political events, government responses to such events and the related impact on the economy both nationally and internationally.
●	and other risks described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption ‘‘Risk Factors’’ in this Report and any subsequent reports filed with or furnished to the SEC. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Overview

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital” and, collectively with its subsidiaries, the “Company,” “we”, “us” or “our”) is a specialty finance company that operates in two business segments: (i) investing in mortgage-backed securities (“MBS”) and Orchid Island Capital, Inc. (“Orchid”) common stock in our own portfolio, (ii) and serving as the external manager of Orchid which also invests in MBS. In both cases, the principal and interest payments of these MBS are guaranteed by Fannie Mae, Freddie Mac or the Government National Mortgage Association (“Ginnie Mae” and, collectively with Fannie Mae and Freddie Mac, “GSEs”) and are backed primarily by single-family residential mortgage loans. We refer to these types of MBS as “Agency MBS.” Our investment strategy focuses on, and our portfolios primarily consist of traditional pass-through ("PT") Agency MBS, such as mortgage pass-through certificates and collateralized mortgage obligations (“CMOs”) issued by the GSEs; and structured Agency MBS, such as interest only securities (“IOs”), inverse interest only securities (“IIOs”) and principal only securities (“POs”).

The Company’s operations are classified into two reportable segments: the investment portfolio segment and the asset management segment.

The investment portfolio segment includes the investment activities conducted at Bimini Capital’s wholly-owned subsidiary, Royal Palm Capital, LLC (“Royal Palm”). The investment portfolio segment receives revenue in the form of interest and dividend income on its investments. References to the general management of the Company’s portfolio of MBS refer to the operations of Royal Palm.

The asset management segment includes the arrangement by which the Company, through Bimini Advisors, LLC, an investment advisor registered with the SEC, serves as the external manager of Orchid. From this arrangement the Company receives management fees and expense reimbursements. Bimini Advisors, LLC is a wholly-owned subsidiary of Bimini Advisors Holdings, LLC, which is a wholly-owned subsidiary of Royal Palm. Bimini Advisors Holdings, LLC and Bimini Advisors, LLC are collectively referred to as “Bimini Advisors.”

Management of Orchid

Orchid is externally managed and advised by Bimini Advisors' MBS investment team pursuant to the terms of a management agreement. As manager, Bimini Advisors is responsible for administering Orchid’s business activities and day-to-day operations. Pursuant to the terms of the management agreement, Bimini Advisors provides Orchid with its management team, including its officers, along with appropriate support personnel. Bimini Advisors is at all times subject to the supervision and oversight of, and is only permitted to perform such functions designated by, Orchid’s board of directors.

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

The Investment and Capital Allocation Strategy

Investment Strategy

With respect to our own portfolio, our objective is to generate attractive risk-adjusted total returns over the long term through a combination of capital appreciation and interest income. We intend to achieve this objective by investing in and strategically allocating capital between pass-through Agency MBS and structured Agency MBS. We seek to generate income from (i) the net interest margin on the leveraged pass-through Agency MBS portfolio and the leveraged portion of the structured Agency MBS portfolio, and (ii) the interest income we generate from the unleveraged portion of the structured Agency MBS portfolio. We also seek to minimize the volatility of both the net asset value of, and income from, the portfolio through a process which emphasizes capital allocation, asset selection, liquidity and active interest rate risk management.

We fund the pass-through Agency MBS and certain of the structured Agency MBS through repurchase agreements. However, we generally do not employ leverage on the structured Agency MBS that have no principal balance, such as IOs and IIOs, because those securities contain structural leverage. We may pledge a portion of structured assets to increase the cash balance, but we do not intend to invest the cash derived from pledging these assets.

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

The target asset categories and principal assets in which we intend to invest are as follows:

Pass-through Agency MBS

We invest in PT Agency MBS, which are securities secured by residential real property in which payments of both interest and principal on the securities are generally made monthly. In effect, these securities pass through the monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the loan servicer and the guarantor of the securities. Pass-through certificates can be divided into various categories based on the characteristics of the underlying mortgages, such as the term or whether the interest rate is fixed or variable.

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

Capital Allocation Strategy

The percentage of capital invested in each of our asset categories will vary and will be managed in an effort to maintain the level of income generated by the combined portfolios, the stability of that income stream and the stability of the value of the combined portfolios. Typically, pass-through Agency MBS and structured Agency MBS exhibit materially different sensitivities to movements in interest rates. Declines in the value of one portfolio may be offset by appreciation in the other, although we cannot provide assurance that this will be the case. Additionally, we will seek to maintain adequate liquidity as we allocate capital. The value of our investment in Orchid common stock typically fluctuates with Orchid’s book value, which is generally affected by the same factors that affect our MBS investments.

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

Financing Strategy

We borrow against our PT Agency MBS and certain of our structured Agency MBS using short-term repurchase agreements. A repurchase agreement (or "repo") transaction acts as a financing arrangement under which we effectively pledge our investment securities as collateral to secure a loan. Our borrowings through repo transactions are generally short-term and have maturities ranging from one day to one year but may have maturities up to five or more years. Our financing rates are typically impacted by the U.S. Federal Funds rate and other short-term benchmark rates and liquidity in the Agency MBS repo and other short-term funding markets. The terms of our master repo agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association ("SIFMA") as to repayment, margin requirements and the segregation of all securities sold under the repurchase transaction. In addition, each lender may require that we include supplemental terms and conditions to the standard master repurchase agreement to address such matters as additional margin maintenance requirements, cross default and other provisions. The specific provisions may differ for each lender and certain terms may not be determined until we engage in individual repo transactions.

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

We allocate our capital between two sub-portfolios. The PT Agency MBS portfolio is leveraged generally through repurchase agreement funding. The structured Agency MBS portfolio generally is not leveraged. The leverage ratio is calculated by dividing our total liabilities by total stockholders’ equity at the end of each period. The amount of leverage typically is a function of the capital allocated to the PT Agency MBS portfolio and the amount of haircuts required by our lenders on our borrowings. When the capital allocation to the PT Agency MBS portfolio is high, we expect that the leverage ratio will be high because more capital is being explicitly leveraged and less capital is un-leveraged. If the haircuts required by our lenders on our borrowings are higher, all else being equal, our leverage will be lower because our lenders will lend less against the value of the capital deployed to the PT Agency MBS portfolio. The allocation of capital between the two sub-portfolios is a function of several factors:

●

The relative durations of the respective portfolios — We generally seek to have a combined hedged duration at or near zero. If our PT securities have a longer duration, we will allocate more capital to the structured security portfolio or hedges to achieve a combined duration close to zero.

●

The relative attractiveness of PT securities versus structured securities — To the extent we believe the expected returns of one type of security are higher than the other, we will allocate more capital to the more attractive securities, subject to the caveat that its combined duration remains at or near zero and subject to maintaining our qualification for exemption under the Investment Company Act.

●

Liquidity — We seek to maintain adequate cash and unencumbered securities relative to our repurchase agreement borrowings well in excess of anticipated price or prepayment related margin calls from our lenders. To the extent we feel price or prepayment related margin calls will be higher/lower, we will typically allocate less/more capital to the PT Agency MBS portfolio. Our PT Agency MBS portfolio likely will be our only source of price or prepayment related margin calls because we generally will not apply leverage to our structured Agency MBS portfolio. From time to time we may pledge a portion of our structured securities and retain the cash derived so it can be used to enhance our liquidity.

Risk Management

We invest in Agency MBS and Orchid common stock to mitigate credit risk. Additionally, our and Orchid's Agency MBS are backed by a diversified base of mortgage loans to mitigate geographic, loan originator and other types of concentration risks.

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

Interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. We may enter into swaption agreements that provide us the option to enter into a pay fixed rate interest rate swap, or swaption agreements that provide us the option to enter into a receive fixed interest rate swap.

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

Liquidity Management Strategy

Because of our use of leverage, we manage liquidity to meet our lenders’ margin calls by maintaining cash balances or unencumbered assets well in excess of anticipated margin calls; and by making margin calls on our lenders when we have an excess of collateral pledged against our borrowings.

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

To the extent we are unable to adequately manage our interest rate exposure and are subjected to substantial margin calls, we may be forced to sell assets at an inopportune time which in turn could impair our liquidity and reduce our borrowing capacity and book value. We did not experience significant margin call activity in 2024.

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

Employees and Human Capital Resources

As of December 31, 2024, we had 10 full-time salaried employees, none of whom are subject to a collective bargaining agreement. We provide a variety of benefit programs including a 401(k) plan and health, dental and other insurance. We believe our relationship with our employees is excellent.

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

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below and all other information contained in this Report, including our annual consolidated financial statements and related notes thereto, and our other reports filed with or furnished to the SEC before making an investment decision regarding our common stock. Our business, financial condition or results of operations could be harmed by any of these risks. Similarly, these risks could cause the market price of our common stock to decline and you might lose all or part of your investment. Our forward-looking statements in this Report are subject to the following risks and uncertainties. Our actual results could differ materially from those anticipated by our forward-looking statements as a result of the risk factors below.

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors.”

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

●	Valuations of our assets are based on third-party input, and our own judgement, which can result in fluctuations over time.
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

●	We have issued long-term debt to fund our operations which can increase the volatility of our earnings and stockholders’ equity.
●	Clearing facilities or exchanges upon which some of our hedging instruments are traded may increase margin requirements on our hedging instruments in the event of adverse economic developments.
●	We depend on a limited number of individuals to operate our business, and the sudden loss of certain key individuals could adversely impact our business.
●	We may change our investment strategy, investment guidelines and asset allocation without notice or stockholder consent, which may result in riskier investments.
●	Loss of our exemption from regulation under the Investment Company Act would negatively affect the value of shares of our common stock.

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

●	The termination or non-renewal of our management agreement with Orchid would significantly reduce our revenues in the near term.
●	We cannot predict the effect that government policies, laws and plans adopted in response to geopolitical events, a global pandemic, or global recessionary economic conditions will have on us.
●	Our investment in Orchid or other mortgage REIT common stock may fluctuate in value which may materially adversely affect our business, financial condition and results of operations.

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

Significant increases in both long-term and short-term interest rates pose a substantial risk associated with our investment in Agency MBS. If long-term rates were to increase significantly, the market value of our Agency MBS would decline, and the duration and weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on our repurchase agreements used to finance the purchase of Agency MBS, which would decrease cash. Using this business model, we are particularly susceptible to the effects of an inverted yield curve, where short-term rates are higher than long-term rates. Although rare in a historical context, the U.S. and many countries in Europe have recently experienced inverted yield curves. Given the volatile nature of the U.S. economy and potential future increases in short-term interest rates, there can be no guarantee that the yield curve will not become inverted. If this occurs, it could result in a decline in the value of our Agency MBS, our business, financial position and results of operations.

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

Rising interest rates or high rates generally reduce the demand for consumer credit, including mortgage loans, due to the higher cost of borrowing. A reduction in the volume of mortgage loans may affect the volume of Agency MBS available to us, which could affect our ability to acquire assets that satisfy our investment objectives. Rising interest rates may also cause Agency MBS that were issued prior to an interest rate increase to provide yields that exceed prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of Agency MBS or Agency MBS with a yield that exceeds our borrowing costs, our ability to satisfy our investment objectives and to generate income, as well as our business, financial condition and results of operations could be materially and adversely affected.

Interest rate mismatches between our Agency MBS and our borrowings may reduce our net interest margin during periods of changing interest rates, which could materially adversely affect our business, financial condition and results of operations.

Our portfolio includes or may include Agency MBS backed by ARMs, hybrid ARMs and fixed-rate mortgages, and the mix of these securities in the portfolio may be increased or decreased over time. Additionally, the interest rates on ARMs and hybrid ARMs may vary over time based on changes in a short-term interest rate index, of which there are many.

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

U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have in recent years lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time, and future disagreements may cause future shutdowns. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

We invest in structured Agency MBS, including IOs, IIOs and POs. Although the structured Agency MBS we invest in are generally subject to the same risks as our pass-through Agency MBS, certain types of risks may be enhanced depending on the type of structured Agency MBS in which we invest.

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

The Fed owned approximately $2.2 trillion of Agency MBS as of December 31, 2024. After nearly doubling its Agency MBS holdings from $1.4 trillion in March 2020 to a peak of over $2.7 trillion in April of 2022 as a result of its COVID-19 policy response, the Fed halted purchases of Agency MBS in September 2022 and began allowing up to $35 billion per month of Agency MBS to run off its balance sheet.  With prepayments slowing in response to rising and/or high mortgage rates, Agency MBS runoffs may not reduce the Fed’s balance sheet quickly enough to meet its stated policy goals, raising the possibility of the Fed selling Agency MBS outright.  These actions by the Fed to date, along with interest rate increases, have adversely impacted the prices and returns of Agency MBS.  While it is very difficult to predict the impact of a continuing Fed portfolio runoff or potential sales of Agency MBS on the supply, prices and liquidity of Agency MBS, returns on Agency MBS may be adversely affected.

Short-term interest rates have recently been higher than long-term interest rates.  This phenomenon, typically referred to as an inverted treasury or yield curve, occurred during 2022 through the majority of 2024, and may occur again in the future.  Under such conditions the Company’s funding costs may equal or exceed yields available on the Company assets, adversely impacting our financial condition and results of operations and our ability to pay distributions to our stockholders.

As the Federal Reserve began to increase over-night funding rates during 2022, short-term interest rates began to rise faster than longer-term interest rates and eventually the treasury yield curve became inverted, whereby yields on short-terms rates exceeded yields on long-term interest rates.  This condition continued through 2023 and the majority of 2024, and may occur again in the future.  Consistent with this development, funding costs associated with the Company’s borrowings have increased relative to yields on the Company’s MBS securities.  As a result, the Company’s net interest income has declined.  The Company has employed various hedging strategies to off-set the phenomenon.  However, such hedges may not be adequate to protect the Company’s net interest income if the yield curve inverts again in the future, adversely affecting our financial conditions, results of operations and the Company may have to reduce or even eliminate is monthly distributions of dividends.

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

Adverse market developments, including a sharp or prolonged rise in interest rates, a change in prepayment rates or increasing market concern about the value or liquidity of one or more types of Agency MBS, might reduce the market value of our portfolio, which might cause our lenders to initiate margin calls. The specific collateral value to borrowing ratio that would trigger a margin call is not set in the master repurchase agreements and not determined until we engage in a repo transaction under these agreements. Our fixed-rate Agency MBS generally are more susceptible to margin calls as increases in interest rates tend to more negatively affect the market value of fixed-rate securities. The threat or occurrence of a margin call could force us to sell, either directly or if we are unable to satisfy such margin call through a foreclosure, our Agency MBS under adverse market conditions. Because of the significant leverage we expect to have, we may incur substantial losses upon the threat or occurrence of a margin call, which could materially adversely affect our business, financial condition and results of operations. This risk is magnified given that the Company’s equity capital, particularly its tangible equity, is relatively small.

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

We may enter into interest rate cap or swap agreements or pursue other hedging strategies, including the purchase of puts, calls or other options and futures contracts in order to hedge the interest rate risk of our portfolio. In general, our hedging strategy depends on our view of our entire portfolio consisting of assets, liabilities and derivative instruments, in light of prevailing market conditions. We could misjudge the condition of our investment portfolio or the market. Our hedging activity will vary in scope based on the level and volatility of interest rates and principal prepayments, the type of Agency MBS we hold and other changing market conditions. Hedging may fail to protect or could adversely affect us because, among other things:

●	hedging can be expensive, particularly during periods of rising and volatile interest rates;
●	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
●	the duration of the hedge may not match the duration of the related liability;
●	certain types of hedges may expose us to risk of loss beyond the fee paid to initiate the hedge;
●	the credit quality of the counterparty on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and
●	the counterparty in the hedging transaction may fail to perform under our hedging instruments, including by defaulting on its obligation to pay.

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

We incur indebtedness by borrowing against a substantial portion of the market value of our pass-through Agency MBS and a portion of our structured Agency MBS. Our total indebtedness, however, is not expressly limited by our policies and will depend on our prospective lenders’ estimates of the stability of our portfolio’s cash flow. As a result, there is no limit on the amount of leverage that we may incur. We face the risk that we might not be able to meet our debt service obligations or a lender’s margin requirements from our income and, to the extent we cannot, we might be forced to liquidate some of our Agency MBS at unfavorable prices. Our use of leverage could materially adversely affect our business, financial condition and results of operations. For example, a decline in the market value of the PT Agency MBS or structured Agency MBS used to secure our debt obligations could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings. In that situation, we could be required to sell Agency MBS under adverse market conditions in order to obtain the additional collateral required by the lender. If these sales are made at prices lower than the carrying value of the Agency MBS, we would experience losses. If we experience losses as a result of our use of leverage, such losses could materially adversely affect our business, results of operations and financial condition.

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

Significant adverse changes in financial market conditions can result in a deleveraging of the global financial system and the forced sale of large quantities of mortgage-related and other financial assets. Concerns over rising or high interest rates, inflation, economic recession, geopolitical issues including events such as global pandemics, the conflicts in Ukraine and the Middle East, policy priorities of a new U.S. presidential administration, trade wars, unemployment, the availability and cost of financing, the mortgage market and a declining real estate market or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets.

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

We purchase some of our Agency MBS through forward settling transactions, including TBAs. In a forward settling transaction, we enter into a forward purchase agreement with a counterparty to purchase either (i)  an identified Agency MBS, or (ii) a TBA Agency MBS with certain terms. As with any forward purchase contract, the value of the underlying Agency MBS may decrease between the trade date and the settlement date. Furthermore, a transaction counterparty may fail to deliver the underlying Agency MBS at the settlement date. If any of these risks were to occur, our financial condition and results of operations may be materially adversely affected.

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

Some models, such as prepayment models, are predictive in nature. The use of predictive models has inherent risks. For example, such models may incorrectly forecast future behavior, leading to potential losses. In addition, the predictive models used by us may differ substantially from those models used by other market participants, resulting in valuations based on these predictive models that may be substantially higher or lower for certain assets than actual market prices. Furthermore, because predictive models are usually constructed based on historical data supplied by third parties, the success of relying on such models may depend heavily on the accuracy and reliability of the supplied historical data, and, in the case of predicting performance in scenarios with little or no historical precedent (such as extreme broad-based declines in home prices, or deep economic recessions or depressions), such models must employ greater degrees of extrapolation and are therefore more speculative and less reliable.

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

Valuations of our assets are based on third-party input, and on our own judgement, which can result in fluctuations over time.

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

If a repurchase agreement counterparty defaults on their obligations to resell the Agency MBS back to us at the end of the repo transaction term, if the value of the Agency MBS has declined by the end of the repo transaction term, or if we default on our obligations under the repo transaction, we will lose money on these transactions, which, in turn, may materially adversely affect our business, financial condition and results of operations.

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

If we default on one of our obligations under a repurchase agreement transaction, the counterparty can terminate the transaction and cease entering into any other repo transactions with us. In that case, we would likely need to establish a replacement repurchase facility with another financial institution in order to continue to leverage our portfolio and carry out our investment strategy. There is no assurance we would be able to establish a suitable replacement facility on acceptable terms or at all.

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

Our ability to fund our operations, meet financial obligations and finance asset acquisitions is dependent upon our ability to secure and maintain repurchase agreements with our counterparties. Because repurchase agreements are short-term commitments of capital, lenders may respond to market conditions in ways that make it more difficult for us to renew or replace on a continuous basis our maturing short-term borrowings and have imposed and may continue to impose more onerous terms when rolling such financings. If we are not able to renew our existing repurchase agreements or arrange for new financing on terms acceptable to us, or if we are required to post more collateral or face larger haircuts, we may have to curtail our asset acquisition activities and/or dispose of assets.

Issues related to financing are exacerbated in times of significant dislocation in the financial markets, for example, such as those experienced related to the COVID-19 pandemic. It is possible our lenders will become unwilling or unable to provide us with financing, and we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also have revised and may continue to revise the terms of such financings, including haircuts and requiring additional collateral in the form of cash, based on, among other factors, the regulatory environment and their management of actual and perceived risk. Moreover, the amount of financing we receive under our repurchase agreements will be directly related to our lenders’ valuation of our assets that collateralize the outstanding borrowings. Typically, repurchase agreements grant the lender the absolute right to re-evaluate the fair market value of the assets that cover outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, the lender has the right to initiate a margin call. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. A margin call requires us to transfer additional assets to a lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our common stock to decline. In addition, we have in the past experienced an increase in haircuts on financings we have rolled, and may again in the future. As haircuts are increased, we are required to post additional collateral. We may also be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity. As of December 31, 2024, we had met all margin call requirements, but a sufficiently deep and/or rapid increase in margin calls or haircuts could have an adverse impact on our liquidity.

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

We face possible risks associated with the effects of climate change, severe weather, natural disasters, acts of war or terrorism, and other adverse external events.

We cannot predict the rate at which climate change will progress. However, the physical effects of climate change could have a material adverse effect on our operations and business. Our headquarters is located very close to the Florida coastline. Our headquarters has experienced and may in the future experience severe weather, including hurricanes and coastal flooding due to increases in storm intensity and rising sea levels. Such weather events and other natural disasters could disrupt our operations or damage our headquarters. There can be no assurance that climate change and severe weather will not have a material adverse effect on our operations or business.

The occurrence of other external events, including the emergence of a pandemic or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks, or acts of war could create economic and financial disruptions, and could lead to operational difficulties that could impair our ability to manage our businesses.

Cybersecurity-related incidents, including security breaches and failures of our information systems and those operated by third parties could significantly disrupt our business, result in the unintended disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses which may, in turn, adversely affect our business, financial condition and results of operations.

Our business is highly dependent on communications and information systems that allow us to monitor, value, buy, sell, finance and hedge our investments and to store sensitive data. These systems are operated by third parties and, as a result, we have limited ability to ensure their continued operation. In the event of a systems failure or interruption, we will have limited ability to affect the timing and success of systems restoration. Any failure or interruption of these systems could cause delays or other problems in our securities trading activities, including Agency MBS trading activities, which could have a material adverse effect on our business, financial condition and results of operations.

Cybersecurity-related incidents, which include the use of computer malware, ransomware, viruses, and computer hacking and phishing attacks that could result in unauthorized access, theft, misuse, loss, release, or destruction of data, account takeovers, unavailability of services, or other events, have become more prevalent in the financial services industry and may occur on our or certain of our third party service providers' systems in the future These types of threats may derive from human error, fraud, or malice on the part of external or internal parties or may result from accidental technological failure.. Further, these types of threats may be exacerbated by recent developments in artificial intelligence and its increased use to produce sophisticated malware, phishing schemes, and other fraudulent activities. We rely heavily on our financial, accounting and other data processing systems. Although we have not suffered a breach to date, financial services institutions have reported breaches of their systems, some of which have been significant. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that we, or certain of our third-party service providers have experienced an undetected breach, and it is likely that other financial institutions have experienced more breaches than have been detected and reported. There is no assurance that we, or certain of the third parties that facilitate our business activities, have not or will not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems (or the networks or systems of certain third parties that facilitate our business activities) or any failure to maintain performance, reliability and security of certain of our third-party service providers' technical infrastructure.

A cybersecurity-related incident or other significant disruption of our information systems or those of our customers or third-party vendors could (i) disrupt the proper functioning of our networks and systems and therefore our operations; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation, or release of confidential, sensitive, or otherwise valuable information of ours; (iii) result in a violation of applicable privacy, data protection, and other laws, subjecting us to additional regulatory scrutiny and exposing us to civil litigation, enforcement actions, governmental fines, and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v) harm our reputation. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, in the event of a cyber-related incident, we may be delayed in identifying or responding to the incident, which could increase the negative impact of the incident on our business, financial condition, and results of operations. While we maintain “cyber” insurance coverage, which would apply in the event of certain cyber-related incidents, the amount of coverage may not be adequate depending on the magnitude of the incident. Furthermore, because cyber-related incidents are inherently difficult to predict and can take many forms, some incidents may not be covered under our cyber insurance coverage.

We depend on a limited number of individuals to operate our business, and the sudden loss of certain key individuals could adversely impact our business.

Our Company only has ten full-time employees, and therefore our dependence on the efforts of any single employee to operate our business is significant. Our current senior management consists of two individuals, Robert E. Cauley, our Chairman and Chief Executive Officer, and G. Hunter Haas, our President, Board member, Chief Investment Officer, Chief Financial Officer and Treasurer.  They are supported by others to manage our business. We depend on the diligence, experience and skill of all of our senior executives in managing all aspects of our business, including the selection, acquisition, structuring and monitoring of securities portfolios and associated borrowings. We have entered into contracts and compensation arrangements with Mr. Cauley and Mr. Haas that encourage their continued employment, although these contracts may not prevent either Mr. Cauley or Mr. Haas from leaving our company. While our Company has succession plans in place for the orderly departure of any key individual, the sudden loss of any of our senior executives or other employees could have a short-term adverse impact on our business, financial condition and results of operations.

Our investment in Orchid or other mortgage REIT common stock may fluctuate in value which materially adversely affect our business, financial condition and results of operations.

Investments in the securities of companies that own Agency MBS will be subject to all of the risks associated with the direct ownership of Agency MBS discussed above that could adversely affect the market price of the investment and the ability of the REIT to pay dividends. In addition, the market value of such securities could be affected by market conditions beyond the Company’s control, such as limited liquidity in the trading market for the securities. A decrease in the dividend payment rate or the market value of the securities could have a material adverse effect on our business, financial condition and results of operations.

In addition, the Company’s ability to dispose of Orchid’s common equity securities may be hindered due to its relationship as Orchid’s manager and the possession of inside information. Also, if we or other significant investors sell or are perceived as intending to sell a substantial number of shares in a short period of time, the market price of our remaining shares could be adversely affected.

The termination or non-renewal of our management agreement with Orchid would significantly reduce our revenues in the near term.

The significance of the management fees and overhead reimbursements relating to the services provided by Bimini Advisors to Orchid has increased, and is expected to continue to increase, as Orchid’s capital base continues to grow. The management agreement is automatically renewed in accordance with the terms of the agreement, each year, on February 20. However, with the consent of the majority of Orchid’s independent directors, and upon providing 180-days’ prior written notice, Orchid may elect not to renew the management agreement. If Orchid elects to not renew the agreement because of a decision by its Board of Directors that the management fee is unfair, Bimini Advisors will have the right to renegotiate a mutually agreeable management fee. If Orchid were to terminate the management agreement, or elect not to renew such agreement, in either case without cause, it would be obligated to pay to Bimini Advisors a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the initial term or automatic renewal term. Notwithstanding the termination fee, The loss of the revenues from the relationship with Orchid, if it were to occur, would materially adversely affect our business, results of operation, and financial condition.

We may be subject to adverse legislative or regulatory changes that could reduce the market price of our common stock.

At any time, laws or regulations, or the administrative or judicial interpretations of those laws or regulations, which impact our business may be amended. In addition, the markets for MBS and derivatives, including interest rate swaps, have been the subject of intense scrutiny in recent years. We cannot predict if or when any new law, regulation or administrative or judicial interpretation, or any amendment to any existing law, regulation or administrative or judicial interpretation, will be adopted or promulgated or will become effective. Additionally, revisions to these laws, regulations or administrative or judicial interpretations could cause us to change our investments. We could be materially adversely affected by any such change to any existing, or any new, law, regulation or administrative or judicial interpretation, which could reduce the market price of our common stock.

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

In December 2015, our Board of Directors adopted a Rights Agreement (the “Rights Plan”) in an effort to protect against a possible limitation on our ability to use our net operating losses ("NOLs”) and net capital losses (“NCLs”) by discouraging investors from aggregating ownership of our Class A Common Stock and triggering an “ownership change” for purposes of Sections 382 and 383 of the Code. Under the terms of the Rights Plan, in general, if a person or group acquires ownership of 4.9% or more of the outstanding shares of our Class A Common Stock without the consent of our Board of Directors (an “Acquiring Person”), all of our other stockholders will have the right to purchase securities from us at a discount to such securities’ fair market value, thus causing substantial dilution to the Acquiring Person. As a result, the Rights Plan may have the effect of inhibiting or impeding a change in control not approved by our Board of Directors and, notwithstanding its purpose, could adversely affect our shareholders’ ability to realize a premium over the then-prevailing market price for our common stock in connection with such a transaction. In addition, because our Board of Directors may consent to certain transactions, the Rights Plan gives our Board of Directors significant discretion over whether a potential acquirer’s efforts to acquire a large interest in us will be successful. There can be no assurance that the Rights Plan will prevent an “ownership change” within the meaning of Sections 382 and 383 of the Code, in which case we may lose all or most of the anticipated tax benefits associated with our prior losses.

Certain provisions of applicable law and our charter and bylaws may restrict business combination opportunities that would otherwise be favorable to our stockholders.

Our charter and bylaws and Maryland law contain provisions that may delay, defer or prevent a change in control or other transaction that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders, including; business combination provisions; supermajority vote and cause requirements for removal of directors; provisions that vacancies on our Board of Directors may be filled only by the remaining directors, for the full term of the directorship in which the vacancy occurred; the power of our Board of Directors to increase or decrease the aggregate number of authorized shares of stock or the number of shares of any class or series of stock; the power of our Board of Directors to cause us to issue additional shares of stock of any class or series and to fix the terms of one or more classes or series of stock without stockholder approval; the restrictions on ownership and transfer of our stock and advance notice requirements for director nominations and stockholder proposals. These provisions could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of us, which could adversely affect the market price of our securities.

The Company's rights and the rights of our stockholders to take action and recover against our directors and officers are limited, which could limit your recourse in the event of actions that may be considered to be not in your best interests.

Our charter limits the liability of our directors and officers to the Company and our stockholders for money damages, except for liability resulting from:

●	actual receipt of an improper benefit or profit in money, property or services; or
●	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

The Company has entered into indemnification agreements with our directors and executive officers that obligate the Company to indemnify them to the maximum extent permitted by Maryland law. In addition, our charter authorizes the Company to obligate itself to indemnify our present and former directors and officers for actions taken by them in those and other capacities to the maximum extent permitted by Maryland law. The Company's bylaws require us, to the maximum extent permitted by Maryland law, to indemnify each present and former director or officer in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to advance the defense costs incurred by our directors and officers. As a result, the Company and our stockholders may have more limited rights against our directors and officers than might otherwise exist absent the provisions in our charter, bylaws and indemnification agreements or that might exist with other companies.

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

Our ability to use NOL carryovers and NCL carryovers to reduce our taxable income may be limited.

We must have taxable income or net capital gains to benefit from our NOL and NCL carryovers, as well as certain other tax attributes. Although we believe that a significant portion of our NOLs will be available to use to offset the future taxable income of Bimini Capital and Royal Palm, no assurance can be provided that we will have taxable income or gains in the future to apply against our remaining NOLs and NCLs.

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

Limitations imposed by Sections 382 and 383 of the Internal Revenue Code may discourage us from, among other things, redeeming our stock or issuing additional stock to raise capital or to acquire businesses or assets. Accordingly, our desire to preserve our NOLs and NCLs may cause us to forgo otherwise attractive opportunities, which could materially adversely impact our business, financial condition, and results of operations.

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

Mr. Cauley, our Chief Executive Officer and Chairman of our Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of. Mr. Haas, our Chief Financial Officer, Chief Investment Officer and President, is a member of the Board of Directors of Orchid, serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Orchid. Messrs. Cauley and Haus, as well as Mr. Robert Dwyer and Mr. Frank Jaumot, the two independent members of our Board of Directors, own shares of common stock of Orchid at the time of this filing and may continue to own shares in the future. Accordingly, Messrs. Cauley, Haas, Dwyer and Jaumot have a conflict of interest with respect to actions by Bimini Capital or Bimini Advisors that relate to Orchid as its Manager.

As such, we are subject to conflicts of interest arising out of Bimini Advisors’ role as Manager of Orchid and all of our executive officers have conflicts between their duties to Bimini Capital and their duties to Orchid as its Manager.

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

We continue to hold an investment in the common stock of Orchid. In evaluating opportunities for ourselves and Orchid, this may lead us to emphasize certain asset acquisition, disposition or management objectives over others, such as balancing risk or capital preservation objectives against return objectives. This could increase the risks or decrease the returns of your investment in our common stock.

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

Risk Management and Strategy

The Company and our Board place a high priority on maintaining security over our financial information that can be accessed via the Internet and mitigating information security risks. The Company engages a third-party security firm to provide threat detection and reports, conduct annual testing of our systems, train our employees and generally advise on cybersecurity processes. At least annually, our information technology team makes a formal presentation to our Audit Committee and the Board to keep them apprised of the level of cybersecurity that exists to protect our financial information, training of the Company’s officers and employees, and the latest threats that have emerged, including a presentation from the third-party security firm.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Class A Common Stock is traded over-the-counter under the symbol “BMNM”. As of March 6, 2025, we had 10,005,457 shares of Class A Common Stock issued and outstanding, which were held by 103 shareholders of record and 738 beneficial owners whose shares were held in “street name” by brokers and depository institutions.

As of March 6, 2025, we had 31,938 shares of Class B Common Stock outstanding, which were held by 2 holders of record and 31,938 shares of Class C Common Stock outstanding, which were held by one holder of record. There is no established public trading market for our Class B Common Stock or Class C Common Stock.

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

The Company did not repurchase shares of its common stock during the three months ended December 31, 2024.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our consolidated financial condition, cash flows and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included in Item 8 of this Form 10-K. The discussion may contain certain forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in this Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

●	interest rate trends;
●	changes in our cost of borrowed funds, including changes in the Federal Funds rate that are controlled by the Fed;
●	the difference between Agency MBS yields and our funding and hedging costs;
●	competition for, and supply of, investments in Agency MBS;
●	actions taken by the U.S. government, including the presidential administration, the Fed, the FOMC, the FHFA and the U.S. Treasury;
●	prepayment rates on mortgages underlying our Agency MBS, and credit trends insofar as they affect prepayment rates;
●	geo-political events that affect the U.S. and international economies; and
●	other financial market developments.

In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These factors include:

●	our degree of leverage;
●	our access to funding and borrowing capacity;
●	our borrowing costs;
●	our hedging activities;
●	the market value of our investments;
●	the requirements to qualify for a registration exemption under the Investment Company Act;
●	our ability to use net operating loss carryforwards and other tax attributes to reduce our taxable income;
●	the impact of possible future changes in tax laws or tax rates;
●	our ability to manage the portfolio of Orchid and maintain our role as manager; and
●	the financial performance of Orchid and resulting changes in Orchid's shareholders equity, the carrying value of our investment, dividend income and our advisory services revenue.

Results of Operations

Described below are the Company’s results of operations for the year ended December 31, 2024, as compared to the year ended December 31, 2023.

Net Loss Summary

Consolidated net loss for the year ended December 31, 2024 was $1.3 million, or $0.13 basic and diluted loss per share of Class A Common Stock, as compared to consolidated net loss of $4.0 million, or $0.40 basic and diluted loss per share of Class A Common Stock, for the year ended December 31, 2023.

The components of net loss for the years ended December 31, 2024 and 2023, along with the changes in those components are presented in the table below:

(in thousands)
	2024	2023	Change
Advisory services revenue	$12,784	$13,595	$(811)
Interest and dividend income	6,658	4,336	2,322
Interest expense	(7,541)	(5,419)	(2,122)
Net revenues	11,901	12,512	(611)
Other income (expense)	1,167	(1,867)	3,034
Expenses	(11,257)	(10,497)	(760)
Net income before income tax provision	1,811	148	1,663
Income tax provision	3,117	4,131	(1,014)
Net loss	$(1,306)	$(3,983)	$2,677

GAAP and Non-GAAP Reconciliation

Economic Interest Expense and Economic Net Interest Income

We use derivative instruments, primarily T-Note and SOFR futures contracts to hedge a portion of the interest rate risk on repurchase agreements in a rising rate environment.

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

The tables below present a reconciliation of the adjustments discussed above to interest expense shown for each period relative to our derivative instruments, and the consolidated statements of operations line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the years ended December 31, 2024 and 2023 and for each quarter during 2024 and 2023.

Gains (Losses) on Derivative Instruments

(in thousands)
		Attributed to Current Period (Non-GAAP)			Attributed to Future Periods (Non-GAAP)
	Consolidated		Long-			Long-
	Statement of	Repurchase	Term		Repurchase	Term
Three Months Ended	Operations	Agreements	Debt	Total	Agreements	Debt	Total
December 31, 2024	$3,015	$1	$-	$1	$3,014	$-	$3,014
September 30, 2024	(1,991)	(36)	-	(36)	(1,955)	-	(1,955)
June 30, 2024	212	44	-	44	168	-	168
March 31, 2024	1,171	21	-	21	1,150	-	1,150
December 31, 2023	(1,881)	(21)	-	(21)	(1,860)	-	(1,860)
September 30, 2023	1,169	(11)	-	(11)	1,180	-	1,180
June 30, 2023	516	(18)	-	(18)	534	-	534
March 31, 2023	(274)	(33)	-	(33)	(241)	-	(241)
Years Ended
December 31, 2024	$2,407	$30	$-	$30	$2,377	$-	$2,377
December 31, 2023	(470)	(83)	-	(83)	(387)	-	(387)

Economic Net Portfolio Interest Income

(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio Interest Income
Three Months Ended	Interest Income	GAAP Basis	Effect of Non-GAAP Hedges(1)	Economic Basis(2)	GAAP Basis	Economic Basis(3)
December 31, 2024	$1,673	$1,402	$(1)	$1,401	$271	$272
September 30, 2024	1,485	1,373	36	1,409	112	76
June 30, 2024	1,287	1,157	(44)	1,113	130	174
March 31, 2024	1,394	1,208	(21)	1,187	186	207
December 31, 2023	1,350	1,178	21	1,199	172	151
September 30, 2023	838	831	11	842	7	(4)
June 30, 2023	567	564	18	582	3	(15)
March 31, 2023	557	508	33	541	49	16
Years Ended
December 31, 2024	$5,839	$5,140	$(30)	$5,110	$699	$729
December 31, 2023	3,312	3,081	83	3,164	231	148

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income

(in thousands)
	Net Portfolio		Interest Expense on Long-Term Debt
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
December 31, 2024	$271	$272	$581	$-	$581	$(310)	$(309)
September 30, 2024	112	76	607	-	607	(495)	(531)
June 30, 2024	130	174	605	-	605	(475)	(431)
March 31, 2024	186	207	608	-	608	(422)	(401)
December 31, 2023	172	151	616	-	616	(444)	(465)
September 30, 2023	7	(4)	611	-	611	(604)	(615)
June 30, 2023	3	(15)	565	-	565	(562)	(580)
March 31, 2023	49	16	546	-	546	(497)	(530)
Years Ended
December 31, 2024	$699	$729	$2,401	$-	$2,401	$(1,702)	$(1,672)
December 31, 2023	231	148	2,338	-	2,338	(2,107)	(2,190)

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Reflects the effect of derivative instrument hedges for only the period presented.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Segment Information

We have two operating segments: (a) the asset management segment, which includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm; and (b) the investment portfolio segment, which includes the investment activities conducted by Royal Palm. Segment information for the years ended December 31, 2024 and 2023 is as follows:

(in thousands)
	Asset Management	Investment Portfolio	Corporate		Eliminations	Total
2024
Advisory services, external customers	$12,784	$-	$-		$-	$12,784
Advisory services, other operating segments(1)	145	-	-		(145)	-
Interest and dividend income	-	6,657	1		-	6,658
Interest expense	-	(5,140)	(2,401)	(2)	-	(7,541)
Net revenues	12,929	1,517	(2,400)		(145)	11,901
Other income	-	1,167	-		-	1,167
Operating expenses(3)	(7,241)	(4,016)	(1)		-	(11,258)
Intercompany expenses(1)	-	(145)	-		145	-
Income (loss) before income taxes	$5,688	$(1,477)	$(2,401)		$-	$1,810
Year end assets	$2,006	$146,714	$6,134		$-	$154,854

	Asset Management	Investment Portfolio	Corporate		Eliminations	Total
2023
Advisory services, external customers	$13,595	$-	$-		$-	$13,595
Advisory services, other operating segments(1)	124	-	-		(124)	-
Interest and dividend income	-	4,334	2		-	4,336
Interest expense	-	(3,081)	(2,338)	(2)	-	(5,419)
Net revenues	13,719	1,253	(2,336)		(124)	12,512
Other expense	-	(1,867)	-		-	(1,867)
Operating expenses(3)	(7,848)	(2,649)	(1)		-	(10,498)
Intercompany expenses(1)	-	(124)	-		124	-
Income (loss) before income taxes	$5,871	$(3,387)	$(2,337)		$-	$147
Year end assets	$1,853	$117,012	$6,733		$-	$125,598

(1)	Includes fees paid by Royal Palm to Bimini Advisors for advisory services at an annualized rate of 1.5% of capital allocated to Royal Palm's MBS portfolio.
(2)	Includes interest on long-term debt.
(3)	Corporate expenses are allocated based on each segment’s proportional share of total revenues.

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

In addition, Orchid is obligated to reimburse us for any direct expenses incurred on its behalf and to pay to us an amount equal to Orchid's pro rata portion of certain overhead costs set forth in the management agreement. The management agreement has been renewed through February 2026 and provides for automatic one-year extension options. Should Orchid terminate the management agreement without cause, it will be obligated to pay to us a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the applicable renewal term.

The following table summarizes the advisory services revenue received from Orchid for the years ended December 31, 2024 and 2023 and each quarter during 2024 and 2023.

($ in thousands)
			Advisory Services
	Average	Average			Repurchase,
	Orchid	Orchid	Management	Overhead	Clearing and
Three Months Ended	MBS	Equity	Fee	Allocation	Administrative	Total
December 31, 2024	$5,348,057	$817,241	$2,488	$677	$222	$3,387
September 30, 2024	4,984,279	780,010	2,448	637	216	3,301
June 30, 2024	4,203,416	699,766	2,257	732	178	3,167
March 31, 2024	3,887,545	672,057	2,161	598	170	2,929
December 31, 2023	4,207,118	851,532	2,275	617	184	3,076
September 30, 2023	4,447,098	964,230	2,871	557	193	3,621
June 30, 2023	4,186,939	899,109	2,704	639	173	3,516
March 31, 2023	3,769,954	865,722	2,641	576	165	3,382
Years Ended
December 31, 2024	$4,605,824	$742,269	$9,354	$2,644	$786	$12,784
December 31, 2023	4,152,777	895,148	10,491	2,389	715	13,595

Investment Portfolio Segment

Net Portfolio Interest Income (Expense)

We define net portfolio interest income as interest income on MBS less interest expense on repurchase agreement funding. During the year ended December 31, 2024, we generated $0.7 million of net portfolio interest income, consisting of $5.8 million of interest income from MBS assets offset by $5.1 million of interest expense on repurchase liabilities. For the year ended December 31, 2023, we generated $0.2 million of net portfolio interest income, consisting of $3.3 million of interest income from MBS assets offset by $3.1 million of interest expense on repurchase liabilities. The $2.5 million increase in interest income for the year ended December 31, 2024 was primarily due to a $34.4 million increase in average MBS balances, combined with a 79 basis point ("bp") increase in yields earned on the portfolio. The $2.1 million increase in interest expense for the year ended December 31, 2024 was primarily due to a 45 bp increase in cost of funds, combined with a $33.0 million increase in average repurchase liabilities.

Our economic interest expense on repurchase liabilities for the years ended December 31, 2024 and 2023 was $5.1 million and $3.2 million, respectively, resulting in $0.7 million and $0.1 million of economic net portfolio interest income (expense), respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for each quarter in 2024 and 2023 and for the years ended December 31, 2024 and 2023 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
December 31, 2024	$120,388	$1,673	5.56%	$115,102	$1,402	$1,401	4.87%	4.87%
September 30, 2024	102,422	1,485	5.80%	97,949	1,373	1,409	5.61%	5.75%
June 30, 2024	87,539	1,287	5.88%	83,737	1,157	1,113	5.53%	5.32%
March 31, 2024	90,697	1,394	6.15%	85,753	1,208	1,187	5.63%	5.54%
December 31, 2023	88,796	1,350	6.08%	84,162	1,178	1,199	5.60%	5.70%
September 30, 2023	74,316	838	4.51%	71,056	831	842	4.68%	4.74%
June 30, 2023	54,705	567	4.14%	51,893	564	582	4.35%	4.49%
March 31, 2023	45,767	557	4.87%	43,455	508	541	4.68%	4.98%
Years Ended
December 31, 2024	$100,262	$5,839	5.82%	$95,635	$5,140	$5,110	5.37%	5.34%
December 31, 2023	65,896	3,312	5.03%	62,642	3,081	3,164	4.92%	5.05%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income (Expense)		Interest Spread
	GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(2)	Basis	Basis(4)
December 31, 2024	$271	$272	0.69%	0.69%
September 30, 2024	112	76	0.19%	0.05%
June 30, 2024	130	174	0.35%	0.56%
March 31, 2024	186	207	0.52%	0.61%
December 31, 2023	172	151	0.48%	0.38%
September 30, 2023	7	(4)	(0.17)%	(0.23)%
June 30, 2023	3	(15)	(0.21)%	(0.35)%
March 31, 2023	49	16	0.19%	(0.11)%
Years Ended
December 31, 2024	$699	$729	0.45%	0.48%
December 31, 2023	231	148	0.11%	(0.02)%

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

Average Asset Yield

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and pass-through MBS (“PT MBS”) for the years ended December 31, 2024 and 2023 and each quarter during 2024 and 2023.

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Three Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
December 31, 2024	$118,052	$2,336	$120,388	$1,636	$37	$1,673	5.54%	6.18%	5.56%
September 30, 2024	100,005	2,417	102,422	1,445	40	1,485	5.78%	6.77%	5.80%
June 30, 2024	85,097	2,442	87,539	1,242	45	1,287	5.84%	7.45%	5.88%
March 31, 2024	88,206	2,491	90,697	1,348	46	1,394	6.11%	7.38%	6.15%
December 31, 2023	86,242	2,554	88,796	1,294	56	1,350	6.00%	8.67%	6.08%
September 30, 2023	71,731	2,585	74,316	781	57	838	4.35%	8.91%	4.51%
June 30, 2023	52,004	2,701	54,705	508	59	567	3.91%	8.59%	4.14%
March 31, 2023	42,912	2,855	45,767	500	57	557	4.66%	8.09%	4.87%
Years Ended
December 31, 2024	$97,840	$2,422	$100,262	$5,671	$168	$5,839	5.80%	6.96%	5.82%
December 31, 2023	63,222	2,674	65,896	3,083	229	3,312	4.88%	8.55%	5.03%

Cost of Funds

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 28 bps above the one-month average SOFR and 7 bps above the six-month average SOFR for the year ended December 31, 2024. Our average economic cost of funds was 25 bps above the one-month average SOFR and 4 bps above the six-month average SOFR for the year ended December 31, 2024. The average term to maturity of the outstanding repurchase agreements increased to 49 days at December 31, 2024 from 29 days at December 31, 2023.

The tables below present the average outstanding balance under all repurchase agreements, interest expense and average economic cost of funds, and one-month average and six-month average SOFR rates for each quarter in 2024 and 2023 and for the years December 31, 2024 and 2023 on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Agreements	Basis	Basis	Basis	Basis
December 31, 2024	$115,102	$1,402	$1,401	4.87%	4.87%
September 30, 2024	97,949	1,373	1,409	5.61%	5.75%
June 30, 2024	83,737	1,157	1,113	5.53%	5.32%
March 31, 2024	85,753	1,208	1,187	5.63%	5.54%
December 31, 2023	84,162	1,178	1,199	5.60%	5.70%
September 30, 2023	71,056	831	842	4.68%	4.74%
June 30, 2023	51,893	564	582	4.35%	4.49%
March 31, 2023	43,455	508	541	4.68%	4.98%
Years Ended
December 31, 2024	$95,635	$5,140	$5,110	5.37%	5.34%
December 31, 2023	62,642	3,081	3,164	4.92%	5.05%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average SOFR		One-Month	Six-Month	One-Month	Six-Month
Three Months Ended	One-Month	Six-Month	SOFR	SOFR	SOFR	SOFR
December 31, 2024	4.53%	5.03%	0.34%	(0.16)%	0.34%	(0.16)%
September 30, 2024	5.16%	5.37%	0.45%	0.24%	0.59%	0.38%
June 30, 2024	5.34%	5.39%	0.19%	0.14%	(0.02)%	(0.07)%
March 31, 2024	5.32%	5.39%	0.31%	0.24%	0.22%	0.15%
December 31, 2023	5.34%	5.35%	0.26%	0.25%	0.36%	0.35%
September 30, 2023	5.32%	5.17%	(0.64)%	(0.49)%	(0.58)%	(0.43)%
June 30, 2023	5.07%	4.78%	(0.72)%	(0.43)%	(0.58)%	(0.29)%
March 31, 2023	4.63%	4.09%	0.05%	0.59%	0.35%	0.89%
Years Ended
December 31, 2024	5.09%	5.30%	0.28%	0.07%	0.25%	0.04%
December 31, 2023	5.09%	4.85%	(0.17)%	0.07%	(0.04)%	0.20%

Dividend Income from Orchid

We owned 569,071 shares of Orchid common stock as of both December 31, 2024 and 2023. Orchid paid total dividends of $1.44 per share during 2024 and $1.80 per share during 2023. During the years ended December 31, 2024 and 2023, we received dividends on our Orchid common stock of approximately $0.8 million and $1.0 million, respectively.

Long-Term Debt

Junior Subordinated Debt

Prior to June 30, 2023, our junior subordinated debt securities paid interest at a floating rate, adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date. Starting June 30, 2023, the underlying index converted from three-month LIBOR to CME Term SOFR plus a tenor spread adjustment of 0.26161%. The interest rate for subsequent accrual periods will be CME Term SOFR on the applicable reset date plus the tenor spread adjustment of 0.26161% plus the coupon spread of 3.50%. The LIBOR and CME Term SOFR rate increases since January 2022 have increased our interest expense.  Interest expense on our junior subordinated debt securities was approximately $2.4 million and $2.3 million for the years ended December 31, 2024 and 2023, respectively. The average rate of interest paid for the year ended December 31, 2024 was 8.97% compared to 8.76% for the year ended December 31, 2023. As of December 31, 2024, the interest rate was 8.12%.

Note Payable

On October 30, 2019, the Company borrowed $680,000 from a bank. Through October 30, 2024, interest accrued at 4.89%. Thereafter, interest accrues based on the weekly average yield to the United States Treasury securities adjusted to a constant maturity of 5 years, plus 3.25%. As of December 31, 2024, the interest rate was 7.37%. The note is secured by a mortgage on the Company’s office building.

Gains or Losses and Other Income

The table below presents our gains or losses and other income for the years ended December 31, 2024 and 2023.

(in thousands)
	2024	2023	Change
Realized losses on sales of MBS	$(562)	$(20)	$(542)
Unrealized losses on MBS	(309)	(199)	(110)
Total losses on MBS	(871)	(219)	(652)
Gains (losses) on derivative instruments	2,407	(470)	2,877
Unrealized losses on Orchid Island Capital, Inc. common stock	(370)	(1,178)	808

We invest in MBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from trading in these securities. However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the year ended December 31, 2024, we received proceeds of $46.3 million from the sales of MBS compared to $18.2 million for the year ended December 31, 2023.

The fair value of our MBS portfolio and derivative instruments, and the gains (losses) reported on those financial instruments, are driven in part by changes in yields and interest rates, the spreads that MBS trade relative to comparable duration U.S. Treasuries or swaps, as well as varying levels of demand for MBS, which affect the pricing of the securities in our portfolio. The unrealized gains and losses on MBS may also include the premium lost as a result of prepayments on the underlying mortgages, decreasing unrealized gains or increasing unrealized losses as prepayment speeds or premiums increase. To the extent MBS are carried at a discount to par, unrealized gains or losses on MBS would also include discount accreted as a result of prepayments on the underlying mortgages, increasing unrealized gains or decreasing unrealized losses as speeds on discounts increase. Gains and losses on interest rate futures contracts are affected by changes in implied forward rates during the reporting period. The table below presents historical interest rate data for each quarter end during 2024 and 2023.

			15 Year	30 Year	90 Day
	5 Year	10 Year	Fixed-Rate	Fixed-Rate	Average
	Treasury Rate(1)	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	SOFR(3)
December 31, 2024	4.38%	4.57%	6.00%	6.85%	4.69%
September 30, 2024	3.58%	3.80%	5.16%	6.08%	5.31%
June 30, 2024	4.33%	4.34%	6.16%	6.86%	5.35%
March 31, 2024	4.22%	4.21%	6.11%	6.79%	5.31%
December 31, 2023	3.84%	3.87%	5.93%	6.61%	5.36%
September 30, 2023	4.61%	4.57%	6.72%	7.31%	5.27%
June 30, 2023	4.13%	3.82%	6.06%	6.71%	5.00%
March 31, 2023	3.61%	3.49%	5.56%	6.32%	4.51%

(1)	Historical 5 Year and 10 Year Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical SOFR is obtained from the Federal Reserve Bank of New York.

Operating Expenses

For the year ended December 31, 2024, our total operating expenses were approximately $11.3 million compared to approximately $10.5 million for the year ended December 31, 2023. The table below presents a breakdown of operating expenses for the years ended December 31, 2024 and 2023.

(in thousands)
	2024	2023	Change
Compensation and benefits	$7,287	$6,855	$432
Direct advisory services costs	1,667	1,511	156
Audit, legal and other professional fees	654	543	111
Directors’ fees and liability insurance	841	837	4
Administrative and other expenses	809	752	57
	$11,258	$10,498	$760

Income Taxes

In 2024, we recorded an income tax provision of $3.1 million, including a $1.3 million increase in the deferred tax asset valuation allowance as a result of management’s reassessment, as of December 31, 2024, of the Company’s ability to utilize tax NOLs to offset future taxable income.  In 2023, we recorded an income tax provision of $4.1 million, including a $2.7 million increase in the deferred tax asset valuation allowance as a result of management’s reassessment, as of December 31, 2023, of the Company’s ability to utilize NOLs to offset future taxable income. The Company uses the discrete-period computation method for determining its income tax (benefit) provision.  Our income tax provision is affected by numerous factors, including non-deductible expenses, the projected utilization of net operating loss carryovers and changes in our deferred tax assets and liabilities and their valuations, and can result in significant variations in the customary relationship between pretax income and income tax expense. Non-deductible expenses, including executive compensation in excess of Section 162(m) limitations increased the income tax provision by $0.9 million and $1.4 million for the years ended December 31, 2024 and 2023, respectively.

Financial Condition:

Mortgage-Backed Securities

As of December 31, 2024, our MBS portfolio consisted of $122.3 million of agency or government MBS at fair value and had a weighted average coupon of 5.26%. During the year ended December 31, 2024, we received principal repayments of $13.4 million compared to $5.4 million for the year ended December 31, 2023. The average prepayment speeds for the quarters ended December 31, 2024 and 2023 were 11.1% and 8.0%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
December 31, 2024	10.9	12.5	11.1
September 30, 2024	6.3	6.7	6.3
June 30, 2024	10.9	5.5	10.0
March 31, 2024	18.0	9.2	16.5
December 31, 2023	8.9	4.6	8.0
September 30, 2023	4.3	6.6	4.8
June 30, 2023	8.0	13.0	9.6
March 31, 2023	2.4	10.3	5.0

The following tables summarize certain characteristics of our PT MBS and structured MBS as of December 31, 2024 and 2023:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
December 31, 2024
Fixed Rate MBS	$120,056	98.1%	5.60%	341	1-Jan-55
Structured MBS	2,292	1.9%	2.85%	281	15-May-51
Total MBS Portfolio	$122,348	100.0%	5.26%	340	1-Jan-55
December 31, 2023
Fixed Rate MBS	$90,181	97.3%	6.00%	343	1-Nov-53
Structured MBS	2,550	2.7%	2.84%	290	15-May-51
Total MBS Portfolio	$92,731	100.0%	5.44%	341	1-Nov-53

($ in thousands)
	December 31, 2024		December 31, 2023
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$32,692	26.7%	$38,204	41.2%
Freddie Mac	89,656	73.3%	54,527	58.8%
Total Portfolio	$122,348	100.0%	$92,731	100.0%

	December 31, 2024	December 31, 2023
Weighted Average Pass-through Purchase Price	$102.72	$104.43
Weighted Average Structured Purchase Price	$4.48	$4.48
Weighted Average Pass-through Current Price	$99.63	$101.55
Weighted Average Structured Current Price	$13.71	$13.46
Effective Duration (1)	3.622	2.508

(1)

Effective duration is the approximate percentage change in price for a 100 bp change in rates. An effective duration of 3.622 indicates that an interest rate increase of 1.0% would be expected to cause a 3.622% decrease in the value of the MBS in our investment portfolio at December 31, 2024. An effective duration of 2.508 indicates that an interest rate increase of 1.0% would be expected to cause a 2.508% decrease in the value of the MBS in our investment portfolio at December 31, 2023. These figures include the structured securities in the portfolio but do include the effect of our funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of our portfolio assets acquired during the years ended December 31, 2024 and 2023.

($ in thousands)
	2024			2023
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$90,162	$100.36	5.86%	$70,657	$101.92	6.03%

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of December 31, 2024, assuming rates instantaneously fall 100 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS’ effective duration to movements in interest rates.

($ in thousands)
		$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Fair Value	-200bps	-100bps	+100bps	-200bps	-100bps	+100bps
Fixed Rate MBS	$120,056	$6,538	$3,875	$(4,868)	5.45%	3.23%	(4.05)%
Interest-Only MBS	2,286	(81)	(19)	3	(3.54)%	(0.83)%	0.13%
Inverse Interest-Only MBS	6	5	3	(3)	83.33%	50.00%	(50.00)%
Total MBS Portfolio	$122,348	$6,462	$3,859	$(4,868)	5.28%	3.15%	(3.98)%
	Notional	$ Change in Fair Value			% Change in Fair Value
Repurchase Agreement Hedges	Amount	-200bps	-100bps	+100bps	-200bps	-100bps	+100bps
Futures Contracts	$62,400	(7,672)	(3,700)	3,480	(12.29)%	(5.93)%	5.58%
Totals		$(1,210)	$159	$(1,388)

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

Repurchase Agreements

As of December 31, 2024, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with six of these counterparties. We believe these facilities provide borrowing capacity in excess of our needs. None of these lenders are affiliated with the Company. These borrowings are secured by our MBS and cash.

As of December 31, 2024, we had obligations outstanding under the repurchase agreements of approximately $117.2 million with a net weighted average borrowing cost of 4.68%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 13 to 139 days, with a weighted average maturity of 49 days. Securing the repurchase agreement obligation as of December 31, 2024 are MBS with an estimated fair value, including accrued interest, of $122.7 million. Through March 7, 2025, we have been able to maintain our repurchase facilities with comparable terms to those that existed at December 31, 2024 with maturities through June 30, 2025.

The table below presents information about our period-end and average repurchase agreement obligations for each quarter in 2024 and 2023.

($ in thousands)
				Difference Between Ending
	Ending	Maximum	Average	Repurchase Agreements and
	Balance of	Balance of	Balance of	Average
	Repurchase	Repurchase	Repurchase	Repurchase Agreements
Three Months Ended	Agreements	Agreements	Agreements	Amount	Percent
December 31, 2024	$117,181	$117,324	$115,102	$2,079	1.81%
September 30, 2024	113,023	113,026	97,949	15,074	15.39%
June 30, 2024	82,876	84,553	83,737	(861)	(1.03)%
March 31, 2024	84,599	87,523	85,753	(1,154)	(1.35)%
December 31, 2023	86,907	86,919	84,162	2,745	3.26%
September 30, 2023	81,417	81,567	71,056	10,361	14.58%
June 30, 2023	60,695	60,695	51,893	8,802	16.96%
March 31, 2023	43,092	43,936	43,455	(363)	(0.84)%

Liquidity and Capital Resources

Liquidity is our ability to turn non-cash assets into cash to fund our operations and to meet our obligations in both the short-term (one year or less) and long-term (greater than one year). Our material cash requirements include the purchase of additional investments, repay principal and interest on repurchase agreements and long-term debt (see Note 9 to the consolidated financial statements included in Item 8 of Part II of this Report for more information related to the timing of principal payments and maturities of our long-term debt.), fund overhead and fulfill margin calls. We have both internal and external sources of liquidity. However, our material unused sources of liquidity include cash balances, unencumbered assets and our ability to sell encumbered assets to raise cash. Our balance sheet also generates liquidity on an on-going basis through payments of principal and interest we receive on our MBS portfolio and dividends we receive on our investment in Orchid common stock.

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

In future periods we expect to continue to finance our activities through repurchase agreements and through revenues from our advisory services business. As of December 31, 2024, we had cash and cash equivalents of $5.7 million. We generated cash flows of $19.1 million from principal and interest payments on our MBS portfolio and had average repurchase agreements outstanding of $95.6 million during the year ended December 31, 2024. In addition, during the year ended December 31, 2024, we received approximately $12.8 million in management fees and expense reimbursements as manager of Orchid and approximately $0.8 million in dividends from our investment in Orchid common stock.

Capital Expenditures

At December 31, 2024, we had no material commitments for capital expenditures.

Outlook

Orchid Island Capital Inc.

Orchid reported net income for the fourth quarter 2024 of $5.6 million and its shareholders equity increased from $656.0 million to $668.5 million. The market conditions described below led to these results as Orchid reported realized and unrealized gains on hedge instruments of $160.4 million, exceeding realized and unrealized losses on its MBS portfolio of $158.7 million. Orchid is obligated to reimburse us for direct expenses paid on its behalf and to pay to us Orchid’s pro rata share of overhead as defined in the management agreement. As a stockholder of Orchid, we will also continue to share in distributions, if any, paid by Orchid to its stockholders. Our operating results are also impacted by changes in the market value of our holdings of Orchid common shares, although these market value changes do not impact our cash flows from Orchid.

Economic Summary

The economic trajectory in place as the third quarter of 2024 came to an end has not changed as we enter 2025. Economic growth is above the level considered sustainable – the level that can persist without causing the economy to overheat and inflation to rise.  The labor market no longer appears to be cooling, hiring has stabilized, and the unemployment rate remains in the low 4% area, which is indicative of a tighter labor market, if not an overheating one.  Importantly, inflation readings have stabilized at levels clearly above the Fed’s target level of 2%. The strength of the economy has been supported by stimulative fiscal policy on the part of the federal government as budget deficits have consistently approached $2 trillion, representing unsustainably high percentages of gross domestic product. The impact of the deficits is partially offset by an expanded balance sheet of the Fed which remains above target levels, allowing the market to avoid having to fund the deficits in their entirety.

In November of 2024, the Republican party swept the U.S. national elections, and the pro-business agenda of the new president has enhanced market optimism for sustained growth at or above current levels.  President Trump has stated that he intends to use tariffs to shift domestic consumption away from imports and towards domestic producers, at the potential cost of higher prices.  The market anticipates that the combination of pro-growth policies on the part of the incoming administration, supported by Republican control of both houses of Congress, along with wide-spread tariffs on a host of imported goods, will both fuel growth and pressure inflation higher. To date in the first quarter of 2025, the near term impact of these developments appears to be pressuring economic growth, at least in the near term.

Interest Rates

In response to the developments described above, interest rate movements during the fourth quarter of 2024 were significant.  As the third quarter of 2024 came to a close, interest rates were declining in anticipation of the first interest rate cut by the Fed since 2020. The Fed began raising the overnight rate in March of 2022 and did not stop until July of 2023, when the target range for the Fed Funds rate was 5.25% to 5.50%.  At the time the Fed lowered the overnight rate by 50 basis points on September 18, 2024, the market expected at least eight more cuts over the next 18 months.  Rates reversed course early in the fourth quarter, triggered by the non-farm payroll report for September released in early October. Consequently, the markets outlook for the economy, inflation and future interest rate cuts by the Fed changed dramatically over the course of the fourth quarter and into 2025.

With respect to interest rates, the most significant development may have been the dramatic change in the shape of the U.S. Treasury Note yield curve.  By the end of 2024, the Fed had lowered the target range for Fed Funds by 100 basis points.  The 10-year U.S. Treasury Note yield curve increased by approximately 80 basis points over the quarter, causing the first dis-inversion of the yield curve between the Fed Funds rate and the 10-year U.S. Treasury Note since June 2022, and between the 2-year and 10-year U.S. Treasury Notes since November 2022. As federal deficits have remained historically high since the pandemic and the market does not anticipate the incoming administration is likely to be fiscally conservative, the market anticipates federal deficits to remain elevated and issuance of U.S. Treasury securities to continue to grow.  This led swap spreads to become increasingly negative (as the market demands a higher yield for a greater supply of U.S. Treasury securities) such that the swap curve remains inverted – although the 18-month to 15-year point are upward sloping.

The Agency MBS Market

As a proxy for the performance of the Agency MBS market during the fourth quarter of 2024, the spread of the 30-year, fixed rate current coupon to the 10-year U.S. Treasury Note hit a multi-year low of approximately 109 basis points the day after the Fed lowered the Fed Funds rate on September 18, 2024.  This is in contrast to the spread in May of 2023 of over 200 basis points.  The developments described above led to higher interest rates and elevated levels of interest rate volatility.  By the end of October of 2024, the spread had increased to approximately 147 basis points and ended the year at approximately 128 basis points.  The Agency MBS index generated a negative return for the fourth quarter of -3.2% and a return of -0.6% versus comparable duration swaps, as compared to -2.8% and 0.9%, respectively, for the investment grade corporate index, and 0.2% and 1.4%, respectively for high yield debt.  While total returns for U.S. Treasury securities were also negative, most sectors of the fixed income markets generated positive total returns for the quarter, as well as positive excess returns versus comparable duration swaps.

Within Agency MBS for the fourth quarter of 2024, conventional 30-year mortgages generated a negative total return of -3.5%, 15-year mortgages generated a negative total return of -2.2% and Ginnie Mae 30-year mortgages generated a negative total return of -2.7%.  Versus comparable duration swaps the returns were -0.8%, -0.5% and -0.3% for 30-year conventional, 15-year conventional and Ginnie Mae 30-year mortgages, respectively.  The Company invests predominantly in 30-year conventional mortgages.  Returns with the 30-year stack of coupons were negatively correlated with the duration of the respective securities, as lower coupon, longer durations bonds generated the most negative total returns and the highest coupon – 7.0% - generated positive total returns.  The range for the coupon stack was -4.8% for the 2.0% coupon to +0.9% for the 7.0% coupon during the fourth quarter of 2024.  Excess returns versus comparable duration swaps were in the range of -0.6% to -0.9% for all coupons between 2.0% and 6.0% during the fourth quarter of 2024.  Conversely, the excess return for the 6.5% coupon was -0.2% and +0.3% for the 7.0% coupon during the fourth quarter of 2024.

Recent Legislative and Regulatory Developments

In response to the deterioration in the markets for U.S. Treasuries, Agency MBS and other mortgage and fixed income markets resulting from the impacts of the COVID-19 pandemic, the Fed implemented a program of quantitative easing. Through November of 2021, the Fed was committed to purchasing $80 billion of U.S. Treasuries and $40 billion of Agency MBS each month. In November of 2021, it began tapering its net asset purchases each month, ended net asset purchases by early March of 2022, and ended asset purchases entirely in September of 2022. On May 4, 2022, the FOMC announced a plan for reducing the Fed’s balance sheet. In June of 2022, in accordance with this plan, the Fed began reducing its balance sheet by a maximum of $30 billion of U.S. Treasuries and $17.5 billion of Agency MBS each month. On September 21, 2022, the FOMC announced the Fed’s decision to continue reducing its balance sheet by a maximum of $60 billion of U.S. Treasuries and $35 billion of Agency MBS per month. On May 1, 2024, the FOMC announced the Fed’s decision to reduce its balance sheet by a maximum of $25 billion of U.S. Treasuries and remove the cap on Agency MBS reduction, with any amounts in excess of $35 billion per month being reinvested in U.S. Treasury securities.  Relatively high interest rates and slow prepayment speeds have kept the balance sheet reduction for Agency MBS below $20 billion per month throughout 2024.  As of December 31, 2024, the Fed had reduced its balance sheet for Agency MBS by approximately $507 billion from the peak to $2.2 trillion, shedding approximately 37% of the Agency MBS added during the quantitative easing related to the pandemic and representing the lowest level since May 2021.

On September 14, 2021, the U.S. Treasury and the FHFA suspended certain policy provisions in the Enterprise capital framework established in December 2020, including limits on loans acquired for cash consideration, multifamily loans, loans with higher risk characteristics and second homes and investment properties (the "September 2021 Provisions"). Effective April 26, 2022, the FHFA further amended this framework by, among other things, replacing the fixed leverage buffer equal to 1.5% of an Enterprise’s adjusted total assets with a dynamic leverage buffer equal to 50% of an Enterprise’s stability capital buffer, reducing the risk weight floor from 10% to 5%, and removing the requirement that the Enterprises must apply an overall effectiveness adjustment to their credit risk transfer exposures. On June 14, 2022, the Enterprises announced that they would each charge a 50 bps fee for commingled securities issued on or after July 1, 2022 to cover the additional capital required for such securities under the Enterprise capital framework, which was subsequently reduced on January 19, 2023 to 9.375 bps for commingled securities issued on or after April 1, 2023 to address industry concern that the fee posed a risk to the fungibility of the Uniform Mortgage-Backed Security and negatively impacted liquidity and pricing in the market for TBA securities. On November 30, 2023, the FHFA published a final rule, which became effective April 1, 2024, which reduced the risk weight and credit conversion factor for guarantees on commingled securities to 5% and 50%, respectively; replaced the current exposure methodology with the standardized approach for counterparty credit risk as the method for computing exposure and risk-weighted asset amounts for derivatives and cleared transactions; updated the credit score assumption to 680 for single-family mortgage exposures originated without a representative credit score; and introduced a risk weight of 20% for guarantee assets. On January 2, 2025, the U.S. Treasury and FHFA entered into a letter agreement deleting the September 2021 Provisions entirely, as well as providing additional guidance on the process for a potential end to the conservatorship of the Enterprises.

On July 27, 2023, the federal banking regulators, including the Office of the Comptroller of the Currency, (the "OCC") the FDIC and the Fed, jointly issued a proposed rule that would revise large bank capital requirements (the "Basel III Endgame").  The Basel III Endgame, if implemented as proposed, would significantly increase the credit weight risk for balance-sheet mortgages and for Agency MBS sold to the GSEs, which could disincentivize banks from originating mortgages for sale to the GSEs and impact pricing in the Agency MBS markets.  The comment period for the Basel III Endgame closed on January 16, 2024, and the proposed rule was met with strong objections from the banking industry.  In testimony before the United States Senate Committee on Banking, Housing and Urban Affairs in July 2024, Fed chairman Jerome Powell stated that the OCC, the FDIC and the Fed were in discussions to materially revise the proposed rule, and that there was consensus at the Fed to undergo another comment period. In remarks given on September 10, 2024, Michael Barr, the Fed's Vice Chair for Supervision, confirmed that the Basel III Endgame was being rewritten to, among other things, reduce the risk weights for residential real estate and retail exposures, extend the scope of the reduced risk weight for certain low-risk corporate debt, and eliminate the minimum haircut for securities financing transactions.

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

Summary

The outlook for the fixed income market pivoted early in the fourth quarter of 2024.  As the third quarter came to an end, inflation was falling towards the Fed’s 2% target, the labor market was cooling as hiring levels moderated and the unemployment rate was slowly creeping higher, and the Fed had finally lowered the Fed Funds rate by 50 basis points.  At the time, the market expected the Fed to lower the rate by over 200 basis points over the next 18 months. Beginning early in the fourth quarter, the incoming data turned.  Readings on the labor market stabilized and hiring stopped slowing.  The unemployment rate appeared to plateau, and most importantly, the decline in inflation rates previously in place seemed to lose momentum and inflation remained above the Fed’s 2% target level. In early November, the Republican party swept the U.S. national elections, and the new president has a very pro-growth agenda for the country.  President Trump has stated that he favors using tariffs to shift domestic consumption away from imports and towards domestically produced goods.  If successful, such a policy could ultimately support strong growth in domestic goods production and employment; however, it is likely to be a source of inflationary pressure in the short term, at a time when inflation is already too high.

As the economic outlook shifted, the Fed did lower the Fed Funds rate two more times during 2024 – by 25 basis points in each case.  With the Fed Funds rate lowered by 100 basis points over the course of the quarter, the persistently strong economic outlook led to a dis-inversion of the yield curve between the Fed Funds rate and the 10-year U.S. Treasury Note, and between the 2-year U.S. Treasury Note and 10-year U.S. Treasury Note. The Agency MBS market generated negative total returns for the quarter and was one of the worst performing sectors of the fixed income markets.  Returns for the Agency MBS market versus comparable durations swaps, a proxy for returns for levered bond investors such as the Company, were also negative, albeit far less so than the absolute returns. During the fourth quarter, the lowest coupon and longest duration securities generated the worst returns, and performance generally tracked these metrics as the highest coupon securities generated the best returns.

Looking forward, economic activity remains resilient if not strong, the labor market is quite healthy and inflation, while well off the peak seen in 2022, remains above the Fed’s 2% target. The Trump administration has rapidly implemented various policy objectives, and the process could pressure economic growth downward initially and inflation higher, as there remains considerable uncertainty regarding the ultimate impact of these actions on the economy.

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

As discussed in Note 14 to our consolidated financial statements included in Item 8 of Part II of this Report, our MBS are valued using Level 2 valuations, and such valuations currently are determined based on independent pricing sources and/or third party broker quotes, when available. Because the price estimates may vary, management must make certain judgments and assumptions about the appropriate price to use to calculate the fair values. Alternatively, the Company could opt to have the value of all of our positions in MBS determined by either an independent third-party or do so internally. In managing our portfolio, the Company employs the following four-step process at each valuation date to determine the fair value of our MBS.

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

Management believes its pricing methodology to be consistent with the definition of fair value described in Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements.

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

Stockholders and Board of Directors

Bimini Capital Management, Inc.

Vero Beach, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bimini Capital Management, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Realizability of deferred tax assets

As described in Note 12 to the consolidated financial statements, the Company has recorded $62.5 million in gross deferred tax assets as of December 31, 2024, and recorded a related valuation allowance of $45.9 million. The Company applies significant judgment in assessing the projections of future taxable income in the determination of the amount of deferred tax assets that are more-likely-than-not to be realized in the future. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all the deferred tax assets will not be realized.

We identified assessing the realizability of deferred tax assets as a critical audit matter. Specifically, we identified that there is significant judgment required by the Company in compiling the forecast of taxable income over the net operating loss expiration periods to determine the amount of deferred tax assets that were more-likely-than-not to be realized in the future. Auditing the forecasts of taxable income involved especially challenging auditor judgment, including the need for the involvement of individuals with specialized skill and knowledge in assessing these elements.

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

●

Assessing the reasonableness of the Company’s historical ability to meet the forecasts of future taxable income period over period by evaluating the completeness and accuracy of the source information used to derive the forecasts and by performing a retrospective review of the prior year’s estimate.

●

Utilizing our income tax professionals to assist in the evaluation of the reasonableness of the Company’s analysis of the realizability of the deferred tax assets, including the forecasts of the future taxable income and the underlying assumptions within those forecasts.

Valuation of Investments in Mortgage-Backed Securities

As described in Note 14 to the consolidated financial statements, the Company accounts for its mortgage-backed securities at fair value, which totaled $122.3 million as of December 31, 2024. The fair value of mortgage-backed securities is based on independent pricing sources and/or third-party broker quotes, when available. Because the price estimates may vary, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values based on various techniques including observing the most recent transactions for like or identical assets, market credit spreads, and model driven approaches.

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

The primary procedures we performed to address this critical audit matter included:

●

Testing the design and implementation of controls relating to the valuation of mortgaged-backed securities in the Company’s process to select the price from multiple pricing sources to determine the fair value.

●

Assessing the range of values used for each investment position, and evaluating the price selected for potential bias by comparing the selected price to the high, low and average of the range of pricing sources.

●

Utilizing personnel with specialized skill and knowledge in valuation to: (i) develop an independent estimate of the fair value of each investment position utilizing third-party pricing services and transparent market data; and (ii) comparing those fair value estimates to the fair value determined by the Company.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2008.

West Palm Beach, Florida

March 7, 2025

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2024 and 2023

	2024	2023
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$122,093,172	$92,575,292
Unpledged	254,998	155,560
Total mortgage-backed securities	122,348,170	92,730,852
Cash and cash equivalents	5,671,347	3,716,386
Restricted cash	1,751,399	753,900
Investment in Orchid Island Capital, Inc. common stock, at fair value	4,427,372	4,797,269
Accrued interest receivable	601,640	488,660
Property and equipment, net	1,845,014	1,920,823
Deferred tax assets, net of allowances	15,930,953	19,047,680
Due from affiliates	1,167,396	1,013,406
Other assets	1,110,366	1,129,038
Total Assets	$154,853,657	$125,598,014

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$117,180,999	$86,906,999
Long-term debt	27,368,158	27,394,417
Accrued interest payable	474,678	260,413
Other liabilities	3,008,415	2,908,444
Total Liabilities	148,032,250	117,470,273

Commitments and Contingencies (Note 11)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated; no shares issued and outstanding	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 10,005,457 shares issued and outstanding	10,005	10,005
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding	32	32
Additional paid-in capital	329,815,150	329,815,150
Accumulated deficit	(323,003,812)	(321,697,478)
Stockholders' Equity	6,821,407	8,127,741
Total Liabilities and Equity	$154,853,657	$125,598,014

See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31,

	2024	2023
Revenues:
Advisory services	$12,784,468	$13,594,907
Interest income	5,838,764	3,311,515
Dividend income from Orchid Island Capital, Inc. common stock	819,462	1,024,328
Total revenues	19,442,694	17,930,750
Interest expense:
Repurchase agreements	(5,139,959)	(3,080,817)
Long-term debt	(2,401,308)	(2,338,138)
Net revenues	11,901,427	12,511,795

Other income (expense):
Unrealized losses on mortgage-backed securities	(308,521)	(198,723)
Realized losses on mortgage-backed securities	(561,604)	(19,958)
Unrealized losses on Orchid Island Capital, Inc. common stock	(369,897)	(1,177,979)
Gains (losses) on derivative instruments	2,407,022	(470,379)
Other income	19	205
Other income (expense), net	1,167,019	(1,866,834)

Expenses:
Compensation and related benefits	7,287,261	6,855,288
Direct advisory service costs	1,667,200	1,511,363
Directors' fees and liability insurance	841,215	837,333
Audit, legal and other professional fees	653,610	543,002
Administrative and other expenses	808,767	750,617
Total expenses	11,258,053	10,497,603

Net income before income tax provision	1,810,393	147,358
Income tax provision	3,116,727	4,130,563

Net loss	$(1,306,334)	$(3,983,205)

Basic and Diluted Net Loss Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$(0.13)	$(0.40)
CLASS B COMMON STOCK
Basic and Diluted	$(0.13)	$(0.40)
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	10,005,457	10,015,816
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938

See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2024 and 2023

	Stockholders' Equity
	Common Stock		Additional
		Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balances, January 1, 2023	10,083,764	$10,084	$329,828,268	$(317,714,273)	$12,124,079
Net loss	-	-	-	(3,983,205)	(3,983,205)
Class A common shares repurchased and retired	(14,431)	(15)	(13,118)	-	(13,133)
Balances, December 31, 2023	10,069,333	10,069	329,815,150	(321,697,478)	8,127,741
Net loss	-	-	-	(1,306,334)	(1,306,334)
Balances, December 31, 2024	10,069,333	$10,069	$329,815,150	$(323,003,812)	$6,821,407

See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,306,334)	$(3,983,205)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	75,809	76,490
Deferred income tax provision	3,116,727	4,130,563
Unrealized losses on mortgage-backed securities	308,521	198,723
Realized losses on mortgage-backed securities	561,604	19,958
Unrealized losses on Orchid Island Capital, Inc. common stock	369,897	1,177,979
Changes in operating assets and liabilities:
Accrued interest receivable	(112,980)	(284,642)
Due from affiliates	(153,990)	117,307
Other assets	18,672	35,143
Accrued interest payable	214,265	65,784
Other liabilities	99,971	144,439
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,192,162	1,698,539
CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(90,161,778)	(70,656,530)
Sales	46,252,051	18,175,322
Principal repayments	13,422,284	5,425,111
NET CASH USED IN INVESTING ACTIVITIES	(30,487,443)	(47,056,097)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	823,015,000	622,341,000
Principal repayments on repurchase agreements	(792,741,000)	(579,252,000)
Principal repayments on long-term debt	(26,259)	(21,822)
Class A common shares repurchased and retired	-	(13,133)
NET CASH PROVIDED BY FINANCING ACTIVITIES	30,247,741	43,054,045

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,952,460	(2,303,513)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the year	4,470,286	6,773,799
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the year	$7,422,746	$4,470,286

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$7,327,002	$5,353,171

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

Royal Palm Capital, LLC maintains an investment portfolio, consisting primarily of residential mortgage-backed securities ("MBS") investments and shares of Orchid Island Capital, Inc. ("Orchid") common stock, for its own benefit. Royal Palm Capital, LLC and its wholly-owned subsidiaries are collectively referred to as "Royal Palm."

Bimini Advisors Holdings, LLC and its wholly-owned subsidiary, Bimini Advisors, LLC (an investment advisor registered with the Securities and Exchange Commission), are collectively referred to as "Bimini Advisors." Bimini Advisors manages an MBS portfolio for Orchid and receives fees for providing these services. Bimini Advisors also provides certain repurchase agreement trading, clearing and administrative services to Orchid that were previously provided by a third party. Bimini Advisors also manages the MBS portfolio of Royal Palm.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could significantly differ from those estimates. Significant estimates affecting the accompanying consolidated financial statements include determining the fair values of MBS, the amounts of asset valuation allowances, and the computation of the income tax provision or benefit and the deferred tax asset allowances recorded for each accounting period.

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

Variable Interest Entities (VIEs)

A variable interest entity ("VIE") is consolidated by an enterprise if it is deemed the primary beneficiary of the VIE. The Company obtains interests in VIEs through its investments in MBS. The interests in these VIEs are passive in nature and are not expected to result in the Company obtaining a controlling financial interest in these VIEs in the future. As a result, the Company does not consolidate these VIEs and accounts for the interest in these VIEs as MBS. See Note 3. The maximum exposure to loss for these VIEs is the carrying value of the mortgage-backed securities. Bimini Capital has a common share investment in a trust, Bimini Capital Trust II, ("BCTII"), used in connection with the issuance of Bimini Capital's junior subordinated notes. BCTII is a VIE, as the holders of the equity investment at risk do not have adequate decision making ability over BCTII’s activities. Bimini Capital's investment was financed directly by BCTII as a result of its loan of the proceeds to Bimini Capital, therefore that investment is not an equity investment at risk and is not a variable interest.  Since Bimini Capital is not the primary beneficiary of BCTII, the Company has not consolidated the financial statements of BCTII into its consolidated financial statements, and this investment is accounted for on the equity method. See Note 9.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase. Restricted cash includes cash pledged as collateral for repurchase agreements and margin for derivative instruments. The following table presents the Company’s cash, cash equivalents and restricted cash as of December 31, 2024 and 2023.

	2024	2023
Cash and cash equivalents	$5,671,347	$3,716,386
Restricted cash	1,751,399	753,900
Total cash, cash equivalents and restricted cash	$7,422,746	$4,470,286

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

During the year ended December 31, 2024, the Company only held T-Note and Secured Overnight Financing Rate ("SOFR") futures contracts. The Company recorded income (loss) of approximately $2.4 million and $(0.5) million on these instruments during the years ended December 31, 2024 and 2023, respectively.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". The amendments in the ASU require disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. We adopted this guidance as of January 1, 2024, and the adoption did not have a material impact on our consolidated financial statements. Refer to Note 15, "Segment Information," for new disclosures resulting from the adoption of ASU 2023-07.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which requires improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information as well as certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024 and should be applied on a prospective basis. We are evaluating the impact of ASU 2023-09 on our notes to the consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". The amendments in the ASU require disclosures about specific types of expenses included in the expense captions presented on the Consolidated Statements of Income, as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption allowed. We are currently evaluating the impact of adoption on our financial disclosures.

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

Orchid is obligated to reimburse Bimini Advisors for any direct expenses incurred on its behalf and to pay to Bimini Advisors an amount equal to Orchid's pro rata portion of certain overhead costs set forth in the management agreement. Orchid is required to pay Bimini Advisors by the 15th day of the month following the month the services are performed. The management agreement has been renewed through February 20, 2026 and provides for automatic one-year extension options thereafter. Should Orchid terminate the management agreement without cause, it will be obligated to pay Bimini Advisors a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the applicable renewal term.

The following table summarizes the advisory services revenue from Orchid for the years ended December 31, 2024 and 2023.

(in thousands)
	2024	2023
Management fee	$9,354	$10,491
Allocated overhead	2,644	2,389
Repurchase, clearing and administrative fee	786	715
Total	$12,784	$13,595

At December 31, 2024 and 2023, the net amount due from Orchid was approximately $1.2 million and $1.0 million, respectively.

NOTE 3. MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of December 31, 2024 and 2023:

(in thousands)
	2024			2023
	Par Value	Cost(1)	Fair Value	Par Value	Cost(1)	Fair Value
Fixed-rate MBS	$120,502	$122,298	$120,056	$88,807	$91,701	$90,181
Structured MBS(2)	n/a	1,580	2,292	n/a	1,787	2,550
Total	$120,502	$123,878	$122,348	$88,807	$93,488	$92,731

(1)	The cost information in the table above represents the aggregate current par value, multiplied by the purchase price of each security in the portfolio.
(2)	The notional balance for the structured MBS portfolio was $16.7 million and $18.9 million as of December 31, 2024 and 2023, respectively.

The following table is a summary of the Company's net loss from the sale of MBS for the years ended December 31, 2024 and 2023:

(in thousands)
	2024	2023
Proceeds from sales of MBS	$46,252	$18,175
Carrying value of MBS sold	46,814	18,195
Net loss on sales of MBS	$(562)	$(20)

Gross gain sales of MBS	$-	$-
Gross loss on sales of MBS	(562)	(20)
Net loss on sales of MBS	$(562)	$(20)

NOTE 4. PROPERTY AND EQUIPMENT, NET

The composition of property and equipment at December 31, 2024 and 2023 follows:

(in thousands)
	2024	2023
Land	$1,185	$1,185
Buildings and improvements	1,827	1,827
Computer equipment and software	45	45
Office furniture and equipment	220	220
Total cost	3,277	3,277
Less accumulated depreciation and amortization	(1,432)	(1,356)
Property and equipment, net	$1,845	$1,921

NOTE 5. OTHER ASSETS AND OTHER LIABILITIES

The composition of other assets at December 31, 2024 and 2023 follows:

(in thousands)
	2024	2023
Investment in Bimini Capital Trust II	$804	$804
Prepaid expenses	236	252
Other	70	73
Total other assets	$1,110	$1,129

The composition of other liabilities at December 31, 2024 and 2023 follows:

(in thousands)
	2024	2023
Accrued payroll	$2,867	$2,730
Accrued liabilities	41	136
Accounts payable	100	42
Total other liabilities	$3,008	$2,908

NOTE 6. REPURCHASE AGREEMENTS

The Company pledges certain of its MBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of December 31, 2024, the Company had met all margin call requirements.

As of December 31, 2024 and December 31, 2023, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	Overnight	Between	Between	Greater
	(1 Day	2 and	31 and	Than
	or Less)	30 DAYS	90 Days	90 Days	Total
December 31, 2024
Fair value of securities pledged, including accrued interest receivable	$-	$84,954	$17,675	$20,063	$122,692
Repurchase agreement liabilities associated with these securities	$-	$81,215	$16,855	$19,111	$117,181
Net weighted average borrowing rate	-	4.70%	4.54%	4.76%	4.68%
December 31, 2023
Fair value of securities pledged, including accrued interest receivable	$-	$68,477	$24,584	$-	$93,061
Repurchase agreement liabilities associated with these securities	$-	$63,637	$23,270	$-	$86,907
Net weighted average borrowing rate	-	5.56%	5.57%	-	5.56%

In addition, cash pledged to counterparties as collateral for repurchase agreements was approximately $0.6 million as of December 31, 2024. There was no cash pledged to counterparties for repurchase agreements as of December 31, 2023.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any. At December 31, 2024 and 2023, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $5.8 million and $6.0 million, respectively.  Summary information regarding amounts at risk with individual counterparties greater than 10% of the Company's stockholders' equity at December 31, 2024 and 2023 is presented in the table below.

($ in thousands)
		% of	Weighted
		Stockholders'	Average
	Amount	Equity	Maturity
Repurchase Agreement Counterparty	at Risk	at Risk	(in Days)
December 31, 2024
South Street Securities, LLC	$1,226	18.0%	23
Marex Capital Markets Inc.	1,205	17.7%	18
Mitsubishi UFJ Securities, Inc.	858	12.6%	14
Mirae Asset Securities (USA) Inc.	842	12.3%	139
DV Securities, LLC.	834	12.2%	28
Clear Street LLC	794	11.6%	79
December 31, 2023
Mirae Asset Securities (USA) Inc.	$1,564	19.2%	18
Citigroup Global Markets, Inc.	1,302	16.0%	26
Mitsubishi UFJ Securities, Inc.	1,128	13.9%	23
South Street Securities, LLC	922	11.3%	52

NOTE 7. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes Bimini’s assets pledged as collateral under its repurchase agreements and derivative agreements as of December 31, 2024 and 2023.

($ in thousands)
	December 31, 2024			December 31, 2023
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT MBS - at fair value	$119,960	$-	$119,960	$90,180	$-	$90,180
Structured MBS - at fair value	2,133	-	2,133	2,395	-	2,395
Accrued interest on pledged securities	599	-	599	486	-	486
Cash	629	1,122	1,751	-	754	754
Total	$123,321	$1,122	$124,443	$93,061	$754	$93,815

Assets Pledged from Counterparties

The table below summarizes assets pledged to Bimini from counterparties under repurchase agreements as of December 31, 2024 and 2023. Cash received as margin is recognized in cash and cash equivalents with a corresponding amount recognized as an increase in repurchase agreements in the consolidated balance sheets.

($ in thousands)
Assets Pledged to Bimini	2024	2023
Cash	$250	$-
Total	$250	$-

NOTE 8. OFFSETTING ASSETS AND LIABILITIES

The Company’s repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its assets and liabilities subject to these arrangements on a gross basis. The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of December 31, 2024 and 2023.

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount
		Gross	of Liabilities	Not Offset in the
		Amount	Presented	Consolidated Balance Sheet
	Gross	Offset in the	in the	Financial
	Amount of	Consolidated	Consolidated	Instruments	Cash
	Recognized	Balance	Balance	Posted as	Posted as	Net
	Liabilities	Sheet	Sheet	Collateral	Collateral	Amount
December 31, 2024
Repurchase Agreements	$117,181	$-	$117,181	$(116,552)	$(629)	$-
	$117,181	$-	$117,181	$(116,552)	$(629)	$-
December 31, 2023
Repurchase Agreements	$86,907	$-	$86,907	$(86,907)	$-	$-
	$86,907	$-	$86,907	$(86,907)	$-	$-

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

NOTE 9. LONG-TERM DEBT

Long-term debt at December 31, 2024 and 2023 is summarized as follows:

(in thousands)
	2024	2023
Junior subordinated debt	$26,804	$26,804
Note payable	564	590
Total	$27,368	$27,394

Junior Subordinated Debt

During 2005, Bimini Capital sponsored the formation of a statutory trust, known as BCTII of which 100% of the common equity is owned by Bimini Capital. It was formed for the purpose of issuing trust preferred capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of Bimini Capital. The debt securities held by BCTII are the sole assets of BCTII.

As of December 31, 2024 and 2023, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million. Through June 30, 2023, the BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes had a rate of interest that floated at a spread of 3.50% over the prevailing three-month LIBOR rate. Starting June 30, 2023, the underlying index converted from three-month LIBOR to CME 3-month Term SOFR plus a tenor spread adjustment of 0.26161%. The interest rate for subsequent accrual periods will be CME Term SOFR on the applicable reset date plus the tenor spread adjustment of 0.26161% plus the coupon spread of 3.50%. The CME Term SOFR index is in effect for all interest rate resets after July 3, 2023. As of  December 31, 2024 and 2023, the interest rate was 8.12% and 9.15%, respectively. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions, are redeemable at Bimini Capital's option, in whole or in part and without penalty, and have a final maturity of December 15, 2035. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment to all present and future senior indebtedness.

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

Secured Note Payable

On October 30, 2019, the Company borrowed $680,000 from a bank. Through October 30, 2024, interest accrued at 4.89%. Thereafter, interest accrues based on the weekly average yield to the United States Treasury securities adjusted to a constant maturity of 5 years, plus 3.25%. As of December 31, 2024, the interest rate was 7.37%. The note is secured by a mortgage on the Company’s office building.

The table below presents the future scheduled principal payments on the Company’s long-term debt.

(in thousands)
Year Ending December 31,	Amounts
2025	$22
2026	23
2027	25
2028	27
2029	29
Thereafter	27,242
Total	$27,368

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

There were no issuances of the Company's Class A Common Stock, Class B Common Stock or Class C Common Stock during the years ended December 31, 2024 and 2023.

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

The Inflation Reduction Act of 2022 includes a provision for an excise tax equal to 1% of the fair market value of any stock repurchased by covered corporations during a taxable year, subject to certain limits and provisions, including a $1 million threshold before the tax becomes applicable. The excise tax is effective beginning in 2023. The total amount of stock repurchases during the years ended December 31, 2024 and 2023 was under the $1 million threshold, no excise tax was due.

NOTE 11. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.

As previously disclosed, in April 2020 and November 2021, the Company received demands for payment from Citigroup, Inc. related to the indemnification provisions of various mortgage loan purchase agreements entered into prior to 2007. As of December 31, 2024, no further information has been received related to this matter. The ultimate resolution of this matter cannot presently be determined. However, in management's opinion, the demands are without merit and the likelihood of a material adverse outcome is remote. Accordingly, no provision or accrual has been recorded.

Management is not aware of any other significant reported or unreported contingencies at December 31, 2024.

NOTE 12. INCOME TAXES

In 2024, the Company recorded an income tax provision of $3.1 million, including a $1.3 million increase in the deferred tax asset valuation allowance, primarily as a result of management’s reassessment of the Company’s ability to utilize net operating losses carryforwards (“NOLs”) and capital loss carryforwards ("NCLs") to offset future taxable income. In 2023, the Company recorded an income tax provision of $4.1 million, including a $2.7 million increase in the deferred tax asset valuation allowance as a result of management’s reassessment of the Company’s ability to utilize NOLs and NCLs to offset future taxable income. The Company uses the discrete-period computation method for determining its income tax (benefit) provision. The Company's income tax provision could be affected by numerous factors, including nondeductible expenses, the projected utilization of NOLs and changes in its deferred tax assets and liabilities and their valuations.

The Company’s tax provisions are computed using actual annual tax rates applied to actual income to date and include the expected realization of a portion of the tax benefits of federal and state NOLs. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized in future accounting periods. The ultimate realization of NCL and NOL carryforwards is dependent upon the generation of future capital gains and taxable income in periods prior to their expiration. The Company currently provides a valuation allowance against a portion of the deferred tax assets generated by the NOLs since the Company believes that it is more likely than not that some of the benefits will not be realized in the future. The Company will continue to assess the need for, and the amount of, the valuation allowance at each reporting date.

The income tax provision included in the consolidated statements of operations consists of the following for the years ended December 31, 2024 and 2023:

(in thousands)
	2024	2023
Current	$-	$-
Deferred	3,117	4,131
Income tax provision, net	$3,117	$4,131

The income tax provision differs from the amount computed by applying the federal income tax statutory rate of 21 percent on income or loss before income tax expense. A reconciliation for the years ended December 31, 2024 and 2023 is presented in the table below.

(in thousands)
	2024	2023
Federal tax provision based on statutory rate applicable for each year	$380	$31
State income tax provision (benefit)	72	(22)
Non-deductible expenses	857	1,443
Increase of deferred tax asset valuation allowance	1,286	2,653
Capital loss adjustment	217	-
Prospective change in MBS carrying value	329	-
Other	(24)	26
Income tax provision	$3,117	$4,131

Deferred tax assets consisted of the following as of December 31, 2024 and 2023:

(in thousands)
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$54,575	$55,399
Orchid Island Capital, Inc. common stock	4,711	4,626
MBS unrealized losses and gains	446	586
Capital loss carryforwards	1,796	2,146
Management agreement	813	813
Other	147	103
Gross deferred tax assets	62,488	63,673
Valuation allowance	(45,911)	(44,625)
Deferred tax assets, net of valuation allowance	16,577	19,048

Deferred tax liabilities:
Tax hedging arrangements	(646)	-
Gross Deferred tax liabilities	(646)	-
Net deferred tax assets	$15,931	$19,048

As of December 31, 2024 and 2023, the Company had federal NOL carryforwards of approximately $253.9 million and $257.2 million, respectively, and Florida NOL carryforwards of $28.7 million and $32.0 million, respectively. The NOL carryforwards can be used to offset future taxable income and will begin to expire in 2026.

In connection with Orchid’s 2013 IPO, Bimini Advisors paid for, and expensed for GAAP purposes, certain offering costs totaling approximately $3.2 million. For tax purposes, these offering costs created an intangible asset related to the Orchid management agreement with a tax basis of $3.2 million. The deferred tax asset related to the intangible asset at  December 31, 2024 and 2023 totaled $0.8 million and $0.8 million, respectively.

In assessing the realizability of deferred tax assets, management considers both positive and negative evidence whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of capital loss and NOL carryforwards is dependent upon the generation of future capital gains and taxable income in periods prior to their expiration. As of December 31, 2024, the valuation allowance recognized against the deferred tax asset is based on management’s estimated projections of future taxable income, and the projected ability to utilize the NOL carryforwards to offset that projected taxable income before the NOLs expire. Utilization of the NOLs is based on these estimates and the assumptions that management will be able to reinvest retained earnings in order to grow the MBS portfolio going forward and that market value will not be eroded due to adverse market conditions or hedging inefficiencies. With respect to the taxable income projections, management estimates the dividends expected to be received on its Orchid share holdings as well as the management fees and overhead sharing payments it will receive from Orchid. With respect to the MBS portfolio, management makes estimates of various metrics such as the yields on the assets it plans to acquire, its future funding and interest costs, future prepayment speeds and net interest margin, among others. Estimates were also made for other assets and expenses. Changes in the taxable income projections have a direct impact on the amount of the valuation allowance, and the impact in any reporting period may be significant. These estimates and assumptions may change from year to year to the extent Orchid’s book value changes, thus changing projected management fees and overhead sharing payments, and/or market conditions, including changes in interest rates, such that estimates with respect to the portfolio metrics warrant revisions.

The Company has not identified any unrecognized tax benefits that would result in liabilities in its consolidated financial statements. The Company has not had any settlements in the current period with taxing authorities and is not currently under audit. Additionally, no tax benefits have been recognized in the consolidated financial statements as a result of a lapse of the applicable statute of limitations.

NOTE 13. EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. The Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at December 31, 2024 and 2023.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at December 31, 2024 and 2023.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands, except per-share information)
	2024	2023
Basic and diluted EPS per Class A common share:
Loss attributable to Class A common shares:
Basic and diluted	$(1,302)	$(3,971)
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	10,005	10,005
Effect of weighting	-	11
Weighted average shares-basic and diluted	10,005	10,016
Loss per Class A common share:
Basic and diluted	$(0.13)	$(0.40)

(in thousands, except per-share information)
	2024	2023
Basic and diluted EPS per Class B common share:
Loss attributable to Class B common shares:
Basic and diluted	$(4)	$(12)
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32
Effect of weighting	-	-
Weighted average shares-basic and diluted	32	32
Loss per Class B common share:
Basic and diluted	$(0.13)	$(0.40)

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

The Company's MBS and Orchid common stock are recorded at fair value on a recurring basis as of December 31, 2024 and 2023. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

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

The Company’s futures contracts are Level 1 valuations, as they are exchange-traded instruments and quoted market prices are readily available. Futures contracts are settled daily. Retained interests have a recorded fair value of zero as of December 31, 2024 and 2023, as the prospect of future cash flows is uncertain based on a Level 3 valuation analysis. Any cash received from the retained interests is reflected as a gain in the consolidated statements of operations.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
December 31, 2024
Mortgage-backed securities	$122,348	$-	$122,348	$-
Orchid Island Capital, Inc. common stock	4,427	4,427	-	-
December 31, 2023
Mortgage-backed securities	$92,731	$-	$92,731	$-
Orchid Island Capital, Inc. common stock	4,797	4,797	-	-

During the years ended December 31, 2024 and 2023, there were no transfers of financial assets or liabilities between Levels 1, 2 or 3.

NOTE 15. SEGMENT INFORMATION

The Company’s business is organized into the asset management and the investment portfolio segments, with each representing a reportable segment. The results of each segment are regularly reviewed by the CODM to assess the performance of the segment and make decisions regarding the allocation of resources to the segments. Our CODM is our Chief Executive Officer.  The CODM uses both net revenues and income before federal income taxes, to assess the financial performance of the segments and for purposes of allocating resources. The accounting policies of our two reportable business segments are the same as those described in Note 1.

The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. As discussed in Note 2, the revenues of the asset management segment consist of management fees, overhead reimbursements and repurchase, clearing and administrative fees received pursuant to a management agreement with Orchid. Total revenues received under this management agreement for the years ended December 31, 2024 and 2023, were approximately $12.8 million and $13.6 million, respectively, accounting for approximately 66% and 76% of consolidated revenues, respectively.

The investment portfolio segment includes the investment activities conducted by Royal Palm. The investment portfolio segment receives revenue in the form of interest and dividend income on its investments.

The majority of our assets, revenues and expenses are directly associated with each respective business segment and are included in determining its asset balance and operating results. Those assets, revenues and expenses that are not directly attributable to a particular business segment are included in the Corporate function. Corporate operating expenses are allocated to the reportable segments based on their proportional share of total revenues. As a result, the sum of each income statement line item for the two reportable segments and the Corporate function is equal to that same income statement line item for the consolidated entity. In addition, the sum of the total assets for the two reportable segments and the Corporate function is equal to the total assets of the consolidated entity.

Segment information for the years ended December 31, 2024 and 2023 is as follows:

(in thousands)
	Asset Management	Investment Portfolio	Corporate		Eliminations	Total
2024
Advisory services, external customers	$12,784	$-	$-		$-	$12,784
Advisory services, other operating segments(1)	145	-	-		(145)	-
Interest and dividend income	-	6,657	1		-	6,658
Interest expense	-	(5,140)	(2,401)	(2)	-	(7,541)
Net revenues	12,929	1,517	(2,400)		(145)	11,901
Other income	-	1,167	-		-	1,167
Operating expenses(3)	(7,241)	(4,016)	(1)		-	(11,258)
Intercompany expenses(1)	-	(145)	-		145	-
Income (loss) before income taxes	$5,688	$(1,477)	$(2,401)		$-	$1,810
Year end assets	$2,006	$146,714	$6,134		$-	$154,854

	Asset Management	Investment Portfolio	Corporate		Eliminations	Total
2023
Advisory services, external customers	$13,595	$-	$-		$-	$13,595
Advisory services, other operating segments(1)	124	-	-		(124)	-
Interest and dividend income	-	4,334	2		-	4,336
Interest expense	-	(3,081)	(2,338)	(2)	-	(5,419)
Net revenues	13,719	1,253	(2,336)		(124)	12,512
Other expense	-	(1,867)	-		-	(1,867)
Operating expenses(3)	(7,848)	(2,649)	(1)		-	(10,498)
Intercompany expenses(1)	-	(124)	-		124	-
Income (loss) before income taxes	$5,871	$(3,387)	$(2,337)		$-	$147
Year end assets	$1,853	$117,012	$6,733		$-	$125,598

(1)	Includes fees paid by Royal Palm to Bimini Advisors for advisory services at an annualized rate of 1.5% of capital allocated to Royal Palm's MBS portfolio.
(2)	Includes interest on long-term debt.
(3)	Corporate expenses are allocated based on each segment’s proportional share of total revenues.

NOTE 16. RELATED PARTY TRANSACTIONS

Other Relationships with Orchid

At December 31, 2024 and 2023, the Company owned shares of Orchid common stock representing approximately 0.7% and 1.1%, respectively, of Orchid’s outstanding common stock, on such dates. During the years ended December 31, 2024 and 2023, the Company received dividends on this common stock investment of approximately $0.8 million and $1.0 million, respectively.

Robert Cauley, our Chief Executive Officer and Chairman of our Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Orchid, is eligible to receive compensation from Orchid and owns shares of common stock of Orchid. Hunter Haas, our Chief Financial Officer, Chief Investment Office, Treasurer and member of Bimini's Board of Directors, also serves as Chief Financial Officer, Chief Investment Officer and Secretary of Orchid, is a member of Orchid’s Board of Directors, is eligible to receive compensation from Orchid, and owns shares of common stock of Orchid. Robert J. Dwyer and Frank E. Jaumot, our independent directors, each own shares of common stock of Orchid.

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

Management’s Report of Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f)  and 15d-15(f)under the Securities Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s management, including the CEO and the CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Company’s management used criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, the Company’s management, including the CEO and the CFO, concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.

ITEM 9B. OTHER INFORMATION.

During the quarter ended December 31, 2024, no director or officer of the Company adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.         Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 and not otherwise set forth below is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company’s 2025 Annual Meeting of Stockholders, which the Company expects to file with the U.S. Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2024 (the "Proxy Statement").

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

19.1	Insider Trading Policy**
21.1	Subsidiaries of the Registrant**
31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002**
31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002**
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002***
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002***

101.INS	Inline Instance Document****
101.SCH	Inline Taxonomy Extension Schema Document****
101.CAL	Inline Taxonomy Extension Calculation Linkbase Document****
101.DEF	Additional Inline Taxonomy Extension Definition Linkbase Document****
101.LAB	Inline Taxonomy Extension Label Linkbase Document****
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document****
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Management compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.
**	Filed herewith.
***	Furnished herewith
****	Submitted electronically herewith.

ITEM 16.         Form 10-K Summary.

The Company has elected not to provide summary information.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIMINI CAPITAL MANAGEMENT, INC.

Date: March 7, 2025	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: March 7, 2025	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2025.

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