Form 10-Q
period 2025-03-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2025-05-02
CIK 1275477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	May 1, 2025	10,005,457
Class B Common Stock, $0.001 par value	May 1, 2025	31,938
Class C Common Stock, $0.001 par value	May 1, 2025	31,938

BIMINI CAPITAL MANAGEMENT, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Report that are subject to risks and uncertainties. In some cases, these statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “should,” “may,” “plans,” “projects,” “will,” or similar expressions, or the negative of these words. These forward-looking statements involve risks and uncertainties because they relate to events, developments, and circumstances relating to our business, industry financial condition, liquidity, results of operations, plans and objectives and/or general economic or other conditions that may or may not occur in the future or may occur on longer or shorter timelines or to a greater or lesser degree than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, forward-looking statements are not guarantees of future performance, and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this Report as a result of the following factors, among others:

●	adverse movements in interest rates;
●	our business and investment strategy;
●	our ability to acquire investments on attractive terms;
●	the effect of prepayment rates on the value of our assets;
●	our ability to access the capital markets;
●	our ability to obtain future financing arrangements;
●	our ability to successfully hedge the interest rate risk and prepayment risk associated with our portfolio;
●	our understanding of our competition and our ability to compete effectively;
●	our ability to quantify risk based on historical experience;
●	our ability to forecast our tax attributes, which are based upon various facts and assumptions, and our ability to protect and use our net operating loss carryforwards (“NOLs”) to offset future taxable income, including whether our shareholder rights plan will be effective in preventing an ownership change that would significantly limit our ability to utilize such NOLs;
●	expected capital expenditures;
●	the impact of technology on our operations and business;
●	our ability to maintain our exemption from the obligation to register under the Investment Company Act of 1940, as amended;
●	market trends;
●	the effect of actual, anticipated or proposed actions of the U.S. government, including the U.S. Federal Reserve, the Federal Housing Finance Agency, the Federal Housing Administration, the Federal Open Market Committee and the U.S. Treasury, on interest rates, monetary policy, fiscal policy and the housing and credit markets;
●	the federal conservatorship of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie-Mae and Freddie Mac and the U.S. government;
●	the impact of inflation on general economic conditions and monetary policy;
●	the impact of future changes in tax laws or tax rates;
●	geopolitical events, government responses to such events and the related impact on the economy both nationally and internationally; and
●	other risks described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption “Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024 and any subsequent reports filed with or furnished to the SEC. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2025	December 31, 2024
ASSETS:
Mortgage-backed securities, at fair value:
Pledged to counterparties	$120,805,534	$122,093,172
Unpledged	159,590	254,998
Total mortgage-backed securities	120,965,124	122,348,170
Cash and cash equivalents	4,368,039	5,671,347
Restricted cash	1,132,399	1,751,399
Orchid Island Capital, Inc. common stock, at fair value	4,279,414	4,427,372
Accrued interest receivable	587,536	601,640
Property and equipment, net	1,826,939	1,845,014
Deferred tax assets, net	15,750,116	15,930,953
Due from affiliates	1,348,892	1,167,396
Other assets	1,180,843	1,110,366
Total Assets	$151,439,302	$154,853,657

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$115,510,999	$117,180,999
Long-term debt	27,362,762	27,368,158
Accrued interest payable	258,941	474,678
Other liabilities	932,623	3,008,415
Total Liabilities	144,065,325	148,032,250

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated; no shares issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 10,005,457 shares issued and outstanding as of March 31, 2025 and December 31, 2024	10,005	10,005
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding as of March 31, 2025 and December 31, 2024	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding as of March 31, 2025 and December 31, 2024	32	32
Additional paid-in capital	329,815,150	329,815,150
Accumulated deficit	(322,451,242)	(323,003,812)
Total Stockholders’ Equity	7,373,977	6,821,407
Total Liabilities and Stockholders' Equity	$151,439,302	$154,853,657

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Three Months Ended March 31, 2025 and 2024

	2025	2024
Revenues:
Advisory services	$3,582,289	$2,929,261
Interest income	1,742,174	1,394,099
Dividend income from Orchid Island Capital, Inc. common stock	204,866	204,866
Total revenues	5,529,329	4,528,226
Interest expense:
Repurchase agreements	(1,306,500)	(1,208,003)
Long-term debt	(537,520)	(607,675)
Net revenues	3,685,309	2,712,548

Other income (expense):
Unrealized gains (losses) on mortgage-backed securities	1,489,008	(528,838)
Unrealized (losses) gains on Orchid Island Capital Inc. common stock	(147,958)	284,534
(Losses) gains on derivative instruments	(1,368,795)	1,171,006
Other income	-	29
Other (expense) income, net	(27,745)	926,731

Expenses:
Compensation and related benefits	1,918,648	1,863,434
Direct advisory services costs	341,233	349,144
Directors' fees and liability insurance	200,286	209,139
Audit, legal and other professional fees	325,095	240,920
Administrative and other expenses	138,895	366,758
Total expenses	2,924,157	3,029,395

Net income before income tax provision	733,407	609,884
Income tax provision	180,837	396,776

Net income	$552,570	$213,108

Basic and Diluted Net Income Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$0.06	$0.02
CLASS B COMMON STOCK
Basic and Diluted	$0.06	$0.02
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	10,005,457	10,005,457
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Three Months Ended March 31, 2025 and 2024

	Stockholders' Equity
			Additional
	Common Stock, all classes		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balances, January 1, 2025	10,069,333	$10,069	$329,815,150	$(323,003,812)	$6,821,407
Net income	-	-	-	552,570	552,570
Balances, March 31, 2025	10,069,333	$10,069	$329,815,150	$(322,451,242)	$7,373,977

Balances, January 1, 2024	10,069,333	$10,069	$329,815,150	$(321,697,478)	$8,127,741
Net income	-	-	-	213,108	213,108
Balances, March 31, 2024	10,069,333	$10,069	$329,815,150	$(321,484,370)	$8,340,849

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31, 2025 and 2024

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$552,570	$213,108
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	18,075	19,123
Deferred income tax provision	180,837	396,776
Unrealized (gains) losses on mortgage-backed securities	(1,489,008)	528,838
Unrealized losses (gains) on Orchid Island Capital, Inc. common stock	147,958	(284,534)
Changes in operating assets and liabilities:
Accrued interest receivable	14,104	19,604
Due from affiliates	(181,496)	123,796
Other assets	(70,477)	(223,219)
Accrued interest payable	(215,737)	116,238
Other liabilities	(2,075,792)	(1,933,936)
NET CASH USED IN OPERATING ACTIVITIES	(3,118,966)	(1,024,206)

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Principal repayments	2,872,054	3,538,690
NET CASH PROVIDED BY INVESTING ACTIVITIES	2,872,054	3,538,690

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	285,099,000	177,010,000
Principal repayments on repurchase agreements	(286,769,000)	(179,318,000)
Principal repayments on long-term debt	(5,396)	(6,153)
NET CASH USED IN FINANCING ACTIVITIES	(1,675,396)	(2,314,153)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,922,308)	200,331
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	7,422,746	4,470,286
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$5,500,438	$4,670,617

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$2,059,757	$1,699,440

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2025

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Description

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital” and collectively with its subsidiaries, the “Company”) was formed in September 2003, and is a holding company. The Company operates in two business segments through its principal wholly owned operating subsidiary, Royal Palm Capital LLC, which includes its wholly owned subsidiary, Bimini Advisors Holdings, LLC.

Royal Palm Capital, LLC maintains an investment portfolio, consisting primarily of residential mortgage-backed securities (“MBS”) investments and shares of Orchid Island Capital, Inc. (“Orchid”) common stock, for its own benefit. Royal Palm Capital, LLC and its wholly owned subsidiaries are collectively referred to as "Royal Palm."

Bimini Advisors Holdings, LLC and its wholly owned subsidiary, Bimini Advisors, LLC (an investment advisor registered with the Securities and Exchange Commission), are collectively referred to as “Bimini Advisors.” Bimini Advisors manages a MBS portfolio for Orchid and receives fees for providing these services. Bimini Advisors also provides certain repurchase agreement trading, clearing and administrative services to Orchid. Bimini Advisors also manages the MBS portfolio of Royal Palm.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending  December 31, 2025.

The consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Variable Interest Entities (“VIEs”)

A variable interest entity (“VIE”) is consolidated by an enterprise if it is deemed the primary beneficiary of the VIE. The Company obtains interests in VIEs through its investments in MBS. The interests in these VIEs are passive in nature and are not expected to result in the Company obtaining a controlling financial interest in these VIEs in the future. As a result, the Company does not consolidate these VIEs and accounts for the interest in these VIEs as MBS. See Note 3. The maximum exposure to loss for these VIEs is the carrying value of the MBS.

Bimini Capital has a common share investment in a trust, Bimini Capital Trust II, (“BCTII”), used in connection with the issuance of Bimini Capital's junior subordinated notes. BCTII is a VIE, as the holders of the equity investment at risk do not have adequate decision making ability over BCTII’s activities. Bimini Capital's investment was financed directly by BCTII as a result of its loan of the proceeds to Bimini Capital, therefore that investment is not an equity investment at risk and is not a variable interest.  Since Bimini Capital is not the primary beneficiary of BCTII, the Company has not consolidated the financial statements of BCTII into its consolidated financial statements, and this investment is accounted for on the equity method. See Note 7.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase. Restricted cash includes cash pledged as collateral for repurchase agreements and margin for derivative instruments. The following table presents the Company’s cash, cash equivalents and restricted cash as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$4,368,039	$5,671,347
Restricted cash	1,132,399	1,751,399
Total cash, cash equivalents and restricted cash	$5,500,438	$7,422,746

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

Mortgage-Backed Securities

The Company invests primarily in mortgage pass-through (“PT”) MBS issued by Freddie Mac, Fannie Mae or Ginnie Mae, collateralized mortgage obligations (“CMOs”), interest-only (“IO”) securities and inverse interest-only (“IIO”) securities representing interest in or obligations backed by pools of mortgage-backed loans. The Company refers to MBS and CMOs as PT MBS and IO and IIO securities as structured MBS. The Company has elected to account for its investment in MBS under the fair value option. Electing the fair value option requires the Company to record changes in fair value in the consolidated statement of operations, which, in management’s view, more appropriately reflects the results of the Company’s operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed.

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

During the three months ended March 31, 2025 and 2024, the Company only held U.S. Treasury Note (“T-Note”) and Secured Overnight Financing Rate (“SOFR”) futures contracts. The Company recorded income (loss) of approximately $(1.4) million and $1.2 million on these instruments during the three months ended March 31, 2025 and 2024, respectively.

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

Recent Accounting Pronouncements

We adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segments, beginning with our Annual Report on Form 10-K for the year ended December 31, 2024. The ASU is applicable to our interim periods beginning in 2025. The amendments in the ASU require disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The adoption did not have a material impact on our financial statements.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, greater disaggregation of information in the income tax rate reconciliation and for paid income taxes to be disaggregated by jurisdiction. On January 1, 2025, the ASU became effective. This ASU affects financial statement disclosure only, which is not required until year-end 2025 and, as a result, does not affect our results of operations or financial condition.

In  November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in the ASU require disclosures about specific types of expenses included in the expense captions presented on the Consolidated Statements of Income, as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after  December 15, 2026, with early adoption allowed. We are currently evaluating the impact of adoption on our financial disclosures.

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

The following table summarizes the advisory services revenue from Orchid for the three months ended March 31, 2025 and 2024.

(in thousands)
	Three Months Ended March 31,
	2025	2024
Management fee	$2,747	$2,161
Allocated overhead	608	598
Repurchase, clearing and administrative fee	227	170
Total	$3,582	$2,929

At March 31, 2025 and December 31, 2024, the net amount due from Orchid was approximately $1.4 million and $1.2 million, respectively.

NOTE 3. MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of March 31, 2025 and December 31, 2024:

(in thousands)
	March 31, 2025			December 31, 2024
	Par Value	Cost (1)	Fair Value	Par Value	Cost (1)	Fair Value
Fixed-rate MBS	$117,708	$119,443	$118,704	$120,502	$122,298	$120,056
Structured MBS (2)	n/a	1,530	2,261	n/a	1,580	2,292
Total	$117,708	$120,973	$120,965	$120,502	$123,878	$122,348

(1)	The cost information in the table above represents the aggregate current par value, multiplied by the purchase price of each security in the portfolio.
(2)	The notional balance for the structured MBS portfolio was $16.1 million and $16.7 million as of March 31, 2025 and December 31, 2024, respectively.

There were no sales of mortgage-backed securities for the three months ended March 31, 2025 and 2024.

NOTE 4. REPURCHASE AGREEMENTS

The Company pledges certain of its MBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as “margin calls.” Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. During the three months ended  March 31, 2025 and 2024, the Company had met all margin call requirements.

As of March 31, 2025 and December 31, 2024, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
March 31, 2025
Fair value of securities pledged, including accrued interest receivable	$-	$56,482	$64,908	$-	$121,390
Repurchase agreement liabilities associated with these securities	$-	$53,802	$61,709	$-	$115,511
Net weighted average borrowing rate	-	4.45%	4.48%	-	4.47%
December 31, 2024
Fair value of securities pledged, including accrued interest receivable	$-	$84,954	$17,675	$20,063	$122,692
Repurchase agreement liabilities associated with these securities	$-	$81,215	$16,855	$19,111	$117,181
Net weighted average borrowing rate	-	4.70%	4.54%	4.76%	4.68%

In addition, cash pledged to counterparties for repurchase agreements was approximately $0.1 million and $0.6 million as of  March 31, 2025 and December 31, 2024, respectively.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any. At  March 31, 2025 and December 31, 2024, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and any cash pledged, including accrued interest on such securities) with all counterparties of approximately $5.8 million and $5.8 million, respectively. Summary information regarding amounts at risk with individual counterparties greater than 10% of the Company's stockholders' equity at  March 31, 2025 and December 31, 2024 is presented in the table below.

($ in thousands)
		% of	Weighted
		Stockholders'	Average
	Amount	Equity	Maturity
Repurchase Agreement Counterparty	at Risk	at Risk	(in Days)
March 31, 2025
South Street Securities, LLC	$1,392	18.9%	21
Mirae Asset Securities (USA) Inc.	1,028	13.9%	51
DV Securities, LLC Repo	936	12.7%	21
Marex Capital Markets Inc.	830	11.3%	39
Mitsubishi UFJ Securities, Inc.	829	11.2%	49
Clear Street LLC	773	10.5%	49
December 31, 2024
South Street Securities, LLC	$1,226	18.0%	23
Marex Capital Markets Inc.	1,205	17.7%	18
Mitsubishi UFJ Securities, Inc.	858	12.6%	14
Mirae Asset Securities (USA) Inc.	842	12.3%	139
DV Securities, LLC.	834	12.2%	28
Clear Street LLC	794	11.6%	79

NOTE 5. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes Bimini’s assets pledged as collateral under its repurchase agreements and derivative agreements as of March 31, 2025 and December 31, 2024.

($ in thousands)
	March 31, 2025			December 31, 2024
	Repurchase	Derivative		Repurchase	Derivative
	Agreements	Agreements	Total	Agreements	Agreements	Total
PT MBS - at fair value	$118,704	$-	$118,704	$119,960	$-	$119,960
Structured MBS - at fair value	2,102	-	2,102	2,133	-	2,133
Accrued interest on pledged securities	585	-	585	599	-	599
Restricted cash	79	1,053	1,132	629	1,122	1,751
Total	$121,470	$1,053	$122,523	$123,321	$1,122	$124,443

Cash pledged to the Company from counterparties under repurchase agreements was $0.3 million at both March 31, 2025 and December 31, 2024. Cash received as margin is recognized as cash and cash equivalents with a corresponding amount recognized as an increase in repurchase agreements in the consolidated balance sheets.

NOTE 6. OFFSETTING ASSETS AND LIABILITIES

The Company’s derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of March 31, 2025 and December 31, 2024.

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not Offset
		Gross	of Liabilities	in the
	Gross	Amount	Presented	Consolidated Balance Sheet
	Amount	Offset in the	in the	Financial
	of	Consolidated	Consolidated	Instruments	Cash
	Recognized	Balance	Balance	Posted as	Posted as	Net
	Liabilities	Sheet	Sheet	Collateral	Collateral	Amount
March 31, 2025
Repurchase Agreements	$115,511	$-	$115,511	$(115,432)	$(79)	$-
	$115,511	$-	$115,511	$(115,432)	$(79)	$-
December 31, 2024
Repurchase Agreements	$117,181	$-	$117,181	$(116,552)	$(629)	$-
	$117,181	$-	$117,181	$(116,552)	$(629)	$-

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

NOTE 7. LONG-TERM DEBT

Long-term debt at March 31, 2025 and December 31, 2024 is summarized as follows:

(in thousands)
	March 31, 2025	December 31, 2024
Junior subordinated debt	$26,804	$26,804
Secured note payable	559	564
Total	$27,363	$27,368

Junior Subordinated Debt

During 2005, Bimini Capital sponsored the formation of a statutory trust, known as BCTII, 100% of the common equity of which is owned by Bimini Capital. It was formed for the purpose of issuing trust preferred capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of Bimini Capital. The debt securities held by BCTII are the sole assets of BCTII.

As of March 31, 2025 and December 31, 2024, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million. The interest rate for the junior subordinated debt is the CME Term SOFR on the applicable reset date plus the tenor spread adjustment of 0.26161% plus the coupon spread of 3.50%. As of March 31, 2025 and December 31, 2024, the interest rate was 8.06% and 8.12%, respectively. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions, are redeemable at Bimini Capital's option, in whole or in part and without penalty, and have a final maturity of  December 15, 2035. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment to all present and future senior indebtedness.

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

Secured Note Payable

On October 30, 2019, the Company borrowed $680,000 from a bank. Through October 30, 2024, interest on the note accrued at 4.89%. Thereafter, interest accrues based on the weekly average yield to the United States Treasury securities adjusted to a constant maturity of 5 years, plus 3.25%. The interest rate reset to 7.37% on October 30, 2024 and will reset again on October 30, 2029. The note is secured by a mortgage on the Company’s office building and has a final maturity of October 30, 2039.

The table below presents the future scheduled principal payments on the Company’s long-term debt.

(in thousands)
Last nine months of 2025	$17
For the years:
2026	23
2027	25
2028	27
2029	29
After 2029 (cumulative)	27,242
Total	$27,363

NOTE 8. COMMON STOCK

There were no issuances of Bimini Capital's Class A Common Stock, Class B Common Stock or Class C Common Stock during the three months ended March 31, 2025 and 2024.

Stock Repurchase Plans

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

As previously disclosed, in April 2020 and November 2021, the Company received demands for payment from Citigroup, Inc. related to the indemnification provisions of various mortgage loan purchase agreements entered into prior to 2007. As of March 31, 2025, no further information has been received related to this matter.  The ultimate resolution of this matter cannot presently be determined. However, in management's opinion, the demands are without merit and the likelihood of a material adverse outcome is remote. Accordingly, no provision or accrual has been recorded.

Management is not aware of any other significant reported or unreported contingencies at March 31, 2025.

NOTE 10. INCOME TAXES

The total income tax provision recorded for the three months ended March 31, 2025 and 2024 was $0.2 million and $0.4 million, respectively, on consolidated pre-tax book income of $0.7 million and $0.6 million, respectively. Company uses the discrete-period computation method for determining its income tax provision. The Company's income tax provision could be affected by numerous factors, including nondeductible expenses, the projected utilization of net operating loss carryovers (“NOLs”) and changes in its deferred tax assets and liabilities and their valuations.

The Company’s tax provisions are computed using actual annual tax rates applied to actual income to date and include the expected realization of a portion of the tax benefits of federal and state NOLs. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized in future accounting periods. The ultimate realization of net capital loss carryforwards and NOLs is dependent upon the generation of future capital gains and taxable income in periods prior to their expiration. The Company currently provides a valuation allowance against a portion of the deferred tax assets generated by the NOLs since the Company believes that it is more likely than not that some of the benefits will not be realized in the future. The Company will continue to assess the need for, and the amount of, the valuation allowance at each reporting date.

NOTE 11. EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at March 31, 2025 and 2024.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at March 31, 2025 and 2024.

The table below reconciles the numerator and denominator of EPS for the three months ended March 31, 2025 and 2024.

(in thousands, except per-share information)
	Three Months Ended March 31,
	2025	2024
Basic and diluted EPS per Class A common share:
Income attributable to Class A common shares:
Basic and diluted	$551	$212
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	10,005	10,005
Effect of weighting	-	-
Weighted average shares-basic and diluted	10,005	10,005
Income per Class A common share:
Basic and diluted	$0.06	$0.02

(in thousands, except per-share information)
	Three Months Ended March 31,
	2025	2024
Basic and diluted EPS per Class B common share:
Income attributable to Class B common shares:
Basic and diluted	$2	$1
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32
Weighted average shares-basic and diluted	32	32
Income per Class B common share:
Basic and diluted	$0.06	$0.02

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

The Company's MBS and Orchid common stock are recorded at fair value on a recurring basis as of  March 31, 2025 and December 31, 2024. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
March 31, 2025
Mortgage-backed securities	$120,965	$-	$120,965	$-
Orchid Island Capital, Inc. common stock	4,279	4,279	-	-
December 31, 2024
Mortgage-backed securities	$122,348	$-	$122,348	$-
Orchid Island Capital, Inc. common stock	4,427	4,427	-	-

During the three months ended March 31, 2025 and 2024, there were no transfers of financial assets or liabilities between Levels 1, 2 or 3.

NOTE 13. SEGMENT INFORMATION

The Company’s business is organized into the asset management and the investment portfolio segments, with each representing a reportable segment. Our CODM is our Chief Executive Officer. The results of each segment are regularly reviewed by the CODM to assess the performance of the segment and make decisions regarding the allocation of resources to the segments. The CODM uses both net revenues and income before federal income taxes, to assess the financial performance of the segments and for purposes of allocating resources. The accounting policies of our two reportable business segments are the same as those described in Note 1.

The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. As discussed in Note 2, the revenues of the asset management segment consist of management fees, overhead reimbursements and repurchase, clearing and administrative fees received pursuant to a management agreement with Orchid. Total revenues received under this management agreement for the three months ended March 31, 2025 were approximately $3.6 million, accounting for approximately 65% of consolidated revenues. Total revenues received under this management agreement for the three months ended March 31, 2024 were approximately $2.9 million, accounting for approximately 65% of consolidated revenues.

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

Segment information for the three months ended  March 31, 2025 and 2024 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2025
Advisory services, external customers	$3,582	$-	$-	$-	$3,582
Advisory services, other operating segments(1)	41	-	-	(41)	-
Interest and dividend income	-	1,947	-	-	1,947
Interest expense(2)	-	(1,306)	(538)	-	(1,844)
Net revenues	3,623	641	(538)	(41)	3,685
Other income (expense), net	-	(28)	-	-	(28)
Operating expenses(3)	(1,884)	(1,041)	1	-	(2,924)
Intercompany expenses(1)	-	(41)	-	41	-
Income (loss) before income taxes	$1,739	$(469)	$(537)	$-	$733

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2024
Advisory services, external customers	$2,929	$-	$-	$-	$2,929
Advisory services, other operating segments(1)	31	-	-	(31)	-
Interest and dividend income	-	1,598	1	-	1,599
Interest expense(2)	-	(1,208)	(607)	-	(1,815)
Net revenues	2,960	390	(606)	(31)	2,713
Other income, net	-	927	-	-	927
Operating expenses(3)	(1,799)	(1,230)	(1)	-	(3,030)
Intercompany expenses(1)	-	(31)	-	31	-
Income (loss) before income taxes	$1,161	$56	$(607)	$-	$610

(1)	Includes fees paid by Royal Palm to Bimini Advisors for advisory services at an annualized rate of 1.5% of capital allocated to Royal Palm's MBS portfolio.
(2)	Includes interest on repurchase agreements in the Investment Portfolio column and long-term debt in the Corporate column.
(3)	Operating expenses are allocated based on each segment’s proportional share of total revenues.

Assets in each reportable segment as of March 31, 2025 and December 31, 2024 were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
March 31, 2025	$2,267	$143,145	6,027	$151,439
December 31, 2024	2,006	146,714	6,134	154,854

NOTE 14. RELATED PARTY TRANSACTIONS

At both March 31, 2025 and December 31, 2024, the Company owned 569,071 shares of Orchid common stock, representing approximately 0.5% and 0.7%, respectively, of Orchid’s outstanding common stock on such dates. The Company received dividends on this common stock investment of approximately $0.2 million and $0.2 million during the three months ended March 31, 2025 and 2024, respectively.

Robert Cauley, the Chief Executive Officer and Chairman of the Board of Directors of the Company, also serves as Chief Executive Officer and Chairman of the Board of Directors of Orchid, participates in Orchid's long term incentive compensation plan, and owns shares of common stock of Orchid. In addition, Hunter Haas, the Chief Financial Officer, Chief Investment Officer, Treasurer and member of the Board of Directors of the Company, also serves as Chief Financial Officer, Chief Investment Officer and Secretary of Orchid, is a member of Orchid’s Board of Directors, participates in Orchid's long term incentive compensation plan, and owns shares of common stock of Orchid. Robert J. Dwyer and Frank E. Jaumot, who are the Company's independent directors, each own shares of common stock of Orchid.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our consolidated financial condition, cash flows, and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included in Item 1 of this Form 10-Q. The discussion may contain certain forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in our most recent Annual Report on Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

Overview

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital” and, collectively with its subsidiaries, the “Company,” “we”, “us” or “our”) is a specialty finance company that operates in two business segments: (i) investing in mortgage-backed securities (“MBS”) and Orchid Island Capital, Inc. (“Orchid”) common stock in our own portfolio, (ii) and serving as the external manager of Orchid which also invests in MBS. In both cases, the principal and interest payments of these MBS are guaranteed by Fannie Mae, Freddie Mac or the Government National Mortgage Association (“Ginnie Mae” and, collectively with Fannie Mae and Freddie Mac, “GSEs”) and are backed primarily by single-family residential mortgage loans. We refer to these types of MBS as “Agency MBS.” Our investment strategy focuses on, and our portfolios primarily consist of traditional pass-through (“PT”) Agency MBS, such as mortgage pass-through certificates and collateralized mortgage obligations (“CMOs”) issued by the GSEs (“PT MBS”); and structured Agency MBS, such as interest only securities (“IOs”), inverse interest only securities (“IIOs”) and principal only securities (“POs”).

The Company’s operations are classified into two reportable segments: the investment portfolio segment and the asset management segment.

The investment portfolio segment includes the investment activities conducted at Bimini Capital’s wholly owned subsidiary, Royal Palm Capital, LLC (collectively with its wholly owned subsidiaries, “Royal Palm”). The investment portfolio segment receives revenue in the form of interest and dividend income on its investments. References to the general management of the Company’s portfolio of MBS refer to the operations of Royal Palm.

The asset management segment includes the arrangement by which the Company, through Bimini Advisors, LLC, an investment advisor registered with the SEC, serves as the external manager of Orchid. From this arrangement the Company receives management fees and expense reimbursements. Bimini Advisors, LLC is a wholly owned subsidiary of Bimini Advisors Holdings, LLC, which is a wholly owned subsidiary of Royal Palm. Bimini Advisors Holdings, LLC and Bimini Advisors, LLC are collectively referred to as “Bimini Advisors.”

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

●	interest rate trends;
●	changes in our cost of borrowed funds, including changes in the Federal Funds rate that is controlled by the Federal Reserve (the “Fed”);
●	the difference between Agency MBS yields and our funding and hedging costs;
●	competition for, and supply of, investments in Agency MBS;
●

actions taken by the U.S. government, including the presidential administration, the Fed, the Federal Open Market Committee (the “FOMC”), the Federal Housing Finance Agency (the “FHFA”) and the U.S. Treasury;

●	prepayment rates on mortgages underlying our Agency MBS, and credit trends insofar as they affect prepayment rates;
●	geopolitical events that affect the U.S. and international economies; and
●	other financial market developments.

In addition, a variety of factors directly relating to our business may also impact our results of operations and financial condition. These factors include:

●	our use of leverage to finance our assets;
●	our access to funding and borrowing capacity;
●	our borrowing costs;
●	our hedging activities;
●	the market value of our investments;
●	the requirements for us to maintain a registration exemption under the Investment Company Act;
●	our ability to use tax net operating loss carryforwards and other tax attributes to reduce our taxable income;
●	the impact of possible future changes in tax laws or tax rates;
●	our ability to manage the portfolio of Orchid and maintain our role as manager;
●	the financial performance of Orchid and resulting changes in Orchid’s shareholders equity and our advisory services revenue; and
●	the carrying value of our investment in Orchid's common stock and dividend income received on that investment.

Results of Operations

Described below are the Company’s results of operations for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

Net Income Summary

Consolidated net income for the three months ended March 31, 2025 was $0.6 million, or $0.06 basic and diluted income per share of Class A Common Stock, as compared to consolidated net income of $0.2 million, or $0.02 basic and diluted income per share of Class A Common Stock, for the three months ended March 31, 2024.

The components of net income for the three months ended March 31, 2025 and 2024, along with the changes in those components are presented in the table below.

(in thousands)
	Three Months Ended March 31,
	2025	2024	Change
Advisory services revenues	$3,582	$2,929	$653
Interest and dividend income	1,947	1,599	348
Interest expense	(1,844)	(1,815)	(29)
Net revenues	3,685	2,713	972
Other (expense) revenue	(28)	927	(955)
Expenses	(2,924)	(3,030)	106
Net income before income tax provision	733	610	123
Income tax provision	180	397	(217)
Net income	$553	$213	$340

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

The tables below present a reconciliation of the adjustments discussed above to interest expense shown for each period relative to our derivative instruments, and the consolidated statements of operations line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for each quarter in 2025 and 2024.

Gains (Losses) on Derivative Instruments

(in thousands)
		Funding Hedges
	Consolidated	Attributed to	Attributed to
	Statement of	Current	Future
	Operations	Period	Periods
Three Months Ended	(GAAP)	(Non-GAAP)	(Non-GAAP)
March 31, 2025	$(1,369)	$106	$(1,475)
December 31, 2024	3,015	1	3,014
September 30, 2024	(1,991)	(36)	(1,955)
June 30, 2024	212	44	168
March 31, 2024	1,171	21	1,150

Economic Net Portfolio Interest Income

(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
	GAAP		Effect of		Interest Income (Expense)
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
March 31, 2025	$1,742	$1,307	$(106)	$1,201	$435	$541
December 31, 2024	1,673	1,402	(1)	1,401	271	272
September 30, 2024	1,485	1,373	36	1,409	112	76
June 30, 2024	1,287	1,157	(44)	1,113	130	174
March 31, 2024	1,394	1,208	(21)	1,187	186	207

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income

(in thousands)
			Interest
	Net Portfolio		Expense on
	Interest Income (Expense)		Long-Term	Net Interest Income (Expense)
	GAAP	Economic	Debt	GAAP	Economic
Three Months Ended	Basis	Basis(1)	(GAAP)	Basis	Basis(2)
March 31, 2025	$435	$541	$538	$(103)	$3
December 31, 2024	271	272	581	(310)	(309)
September 30, 2024	112	76	607	(495)	(531)
June 30, 2024	130	174	605	(475)	(431)
March 31, 2024	186	207	608	(422)	(401)

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Segment Information

We have two operating segments; (a) the asset management segment, which includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm, and (b) the investment portfolio segment, which includes the investment activities conducted by Royal Palm.

Segment information for the three months ended March 31, 2025 and 2024 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2025
Advisory services, external customers	$3,582	$-	$-	$-	$3,582
Advisory services, other operating segments(1)	41	-	-	(41)	-
Interest and dividend income	-	1,947	-	-	1,947
Interest expense(2)	-	(1,306)	(538)	-	(1,844)
Net revenues	3,623	641	(538)	(41)	3,685
Other income (expense), net	-	(28)	-	-	(28)
Operating expenses(3)	(1,884)	(1,041)	1	-	(2,924)
Intercompany expenses(1)	-	(41)	-	41	-
Income (loss) before income taxes	$1,739	$(469)	$(537)	$-	$733

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2024
Advisory services, external customers	$2,929	$-	$-	$-	$2,929
Advisory services, other operating segments(1)	31	-	-	(31)	-
Interest and dividend income	-	1,598	1	-	1,599
Interest expense(2)	-	(1,208)	(607)	-	(1,815)
Net revenues	2,960	390	(606)	(31)	2,713
Other income, net	-	927	-	-	927
Operating expenses(3)	(1,799)	(1,230)	(1)	-	(3,030)
Intercompany expenses(1)	-	(31)	-	31	-
Income (loss) before income taxes	$1,161	$56	$(607)	$-	$610

(1)	Includes fees paid by Royal Palm to Bimini Advisors for advisory services at an annualized rate of 1.5% of capital allocated to Royal Palm's MBS portfolio.
(2)	Includes interest expense on repurchase agreements in the Investment Portfolio column and long-term debt in the Corporate column.
(3)	Corporate expenses are allocated based on each segment’s proportional share of total revenues.

Assets in each reportable segment were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
March 31, 2025	$2,267	$143,145	6,027	$151,439
December 31, 2024	2,006	146,714	6,134	154,854

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

The following table summarizes the advisory services revenue received from Orchid in each quarter and during 2025 and 2024.

(in thousands)
			Advisory Services
					Repurchase,
	Average	Average			Clearing and
	Orchid	Orchid	Management	Overhead	Administrative
Three Months Ended	MBS	Equity	Fee	Allocation	Fees	Total
March 31, 2025	$5,995,702	$902,590	$2,747	$608	$227	$3,582
December 31, 2024	5,348,057	817,241	2,488	677	222	3,387
September 30, 2024	4,984,279	780,010	2,448	637	216	3,301
June 30, 2024	4,203,416	699,766	2,257	732	178	3,167
March 31, 2024	3,887,545	672,057	2,161	598	170	2,929

Investment Portfolio Segment

Net Portfolio Interest Income

During the three months ended March 31, 2025, we generated $435,000 of net portfolio interest income, consisting of $1.7 million of interest income from MBS assets offset by $1.3 million of interest expense on repurchase liabilities. For the comparable period ended March 31, 2024, we generated $186,000 of net portfolio interest income, consisting of $1.4 million of interest income from MBS assets offset by $1.2 million of interest expense on repurchase liabilities. The $0.4 million increase in interest income was due to a $31.0 million increase in average MBS holdings, offset by a 42 basis point (“bp”) decrease in yields. There was a $0.1 million increase in interest expense for the three months ended March 31, 2025 that was due to a $30.6 million increase in average repurchase liabilities, offset by a 114 bp decrease in cost of funds.

Our economic interest expense on repurchase liabilities for the three months ended March 31, 2025 and 2024 was $1.2 million and $1.2 million, respectively, resulting in $0.5 million and $0.2 million of economic net portfolio interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for the three months ended March 31, 2025 and 2024 and each quarter in 2025 and 2024 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Held(1)	Income	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
March 31, 2025	$121,657	$1,742	5.73%	116,346	$1,307	$1,201	4.49%	4.13%
December 31, 2024	120,388	1,673	5.56%	115,102	1,402	1,401	4.87%	4.87%
September 30, 2024	102,422	1,485	5.80%	97,949	1,373	1,409	5.61%	5.75%
June 30, 2024	87,539	1,287	5.88%	83,737	1,157	1,113	5.53%	5.32%
March 31, 2024	90,697	1,394	6.15%	85,753	1,208	1,187	5.63%	5.54%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(2)	Basis	Basis(4)
March 31, 2025	$435	$541	1.24%	1.60%
December 31, 2024	271	272	0.69%	0.69%
September 30, 2024	112	76	0.19%	0.05%
June 30, 2024	130	174	0.35%	0.56%
March 31, 2024	186	207	0.52%	0.61%

(1)

Portfolio yields and costs of borrowings presented in the tables above, below and on page 25 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)	Economic interest expense and economic net interest income presented in the tables above, below and on page 25 include the effect of derivative instrument hedges for only the period presented.
(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period related to hedging activities divided by average MBS.
(4)	Economic net interest spread is calculated by subtracting average economic cost of funds from yield on average MBS.

Average Asset Yield

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of PT MBS and structured, for each quarter during 2025 and 2024.

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Three Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
March 31, 2025	$119,380	$2,277	$121,657	$1,704	$38	$1,742	5.71%	6.76%	5.73%
December 31, 2024	118,052	2,336	120,388	1,636	37	1,673	5.54%	6.18%	5.56%
September 30, 2024	100,005	2,417	102,422	1,445	40	1,485	5.78%	6.77%	5.80%
June 30, 2024	85,097	2,442	87,539	1,242	45	1,287	5.84%	7.45%	5.88%
March 31, 2024	88,206	2,491	90,697	1,348	46	1,394	6.11%	7.38%	6.15%

Cost of Funds

Since all of our repurchase agreements are short-term, changes in market rates have a more immediate impact on our interest expense. Our average cost of funds calculated on a GAAP basis was 16 bps above the average one-month SOFR and 6 bps below the average six-month SOFR for the quarter ended March 31, 2025. Our average economic cost of funds was 20 bps below the average one-month SOFR and 42 bps below the average six-month SOFR for the quarter ended March 31, 2025. The average term to maturity of the outstanding repurchase agreements was 36 days at March 31, 2025, compared to 49 days at December 31, 2024. The tables below present the average outstanding balances under our repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month SOFR rates for each quarter in 2025 and 2024, on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Agreements	Basis	Basis	Basis	Basis
March 31, 2025	$116,346	$1,307	$1,201	4.49%	4.13%
December 31, 2024	115,102	1,402	1,401	4.87%	4.87%
September 30, 2024	97,949	1,373	1,409	5.61%	5.75%
June 30, 2024	83,737	1,157	1,113	5.53%	5.32%
March 31, 2024	85,753	1,208	1,187	5.63%	5.54%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average SOFR		One-Month	Six-Month	One-Month	Six-Month
Three Months Ended	One-Month	Six-Month	SOFR	SOFR	SOFR	SOFR
March 31, 2025	4.33%	4.55%	0.16%	(0.06)%	(0.20)%	(0.42)%
December 31, 2024	4.53%	5.03%	0.34%	(0.16)%	0.34%	(0.16)%
September 30, 2024	5.16%	5.37%	0.45%	0.24%	0.59%	0.38%
June 30, 2024	5.34%	5.39%	0.19%	0.14%	(0.02)%	(0.07)%
March 31, 2024	5.32%	5.39%	0.31%	0.24%	0.22%	0.15%

Dividend Income from Orchid

During both of the three months ended March 31, 2025 and 2024, we owned 569,071 shares of Orchid common stock. Orchid paid total dividends of $0.36 per share during both the three months ended March 31, 2025 and 2024, resulting in dividend income of approximately $0.2 million in each period.

Long-Term Debt

Junior Subordinated Debt

The junior subordinated debt securities paid interest at a floating rate. The interest rate is the CME Term SOFR on the applicable reset date plus the tenor spread adjustment of 0.26161% plus the coupon spread of 3.50%. Interest expense on our junior subordinated debt securities was $0.5 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively.  The average rate of interest paid for the three months ended March 31, 2025 was 8.11% compared to 9.14% for the comparable period in 2024.

Note Payable

On October 30, 2019, the Company borrowed $680,000 from a bank which is secured by a mortgage on the Company’s office building. Through October 30, 2024, interest accrued at 4.89%. Thereafter, interest accrues based on the weekly average yield to the United States Treasury securities adjusted to a constant maturity of 5 years, plus 3.25%. The interest rate reset to 7.37% on October 30, 2024 and will reset again on October 30, 2029.

Gains or Losses and Other Income

The table below presents our gains or losses and other income for the three months ended March 31, 2025 and 2024.

(in thousands)
	Three Months Ended March 31,
	2025	2024	Change
Unrealized gains (losses) on MBS	$1,489	$(529)	$2,018
Unrealized (losses) gains on Orchid Island Capital, Inc. common stock	(148)	285	(433)
(Losses) gains on derivative instruments	(1,369)	1,171	(2,540)

We invest in MBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from trading in these securities. However, we have sold, and may sell in the future, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. We did not sell any MBS during the three months ended March 31, 2025 and 2024.

The fair value of our MBS portfolio and derivative instruments, and the gains (losses) reported on those financial instruments, are driven in part by changes in yields and interest rates, the spreads that MBS trade relative to comparable duration U.S. Treasuries or swaps, as well as varying levels of demand for MBS, which affect the pricing of the securities in our portfolio. The unrealized gains and losses on MBS may also include the premium lost as a result of prepayments on the underlying mortgages, decreasing unrealized gains or increasing unrealized losses as prepayment speeds or premiums increase. To the extent MBS are carried at a discount to par, unrealized gains or losses on MBS would also include discount accreted as a result of prepayments on the underlying mortgages, increasing unrealized gains or decreasing unrealized losses as speeds on discounts increase. Gains and losses on interest rate futures contracts are affected by changes in implied forward rates during the reporting period. The table below presents historical interest rate data as of the end of each quarter during 2025 and 2024.

	5 Year	10 Year	15 Year	30 Year	Three
	U.S. Treasury	U.S. Treasury	Fixed-Rate	Fixed-Rate	Month
	Rate(1)	Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	SOFR(3)
March 31, 2025	3.98%	4.25%	5.89%	6.65%	4.35%
December 31, 2024	4.38%	4.57%	6.00%	6.85%	4.69%
September 30, 2024	3.58%	3.80%	5.16%	6.08%	5.31%
June 30, 2024	4.33%	4.34%	6.16%	6.86%	5.35%
March 31, 2024	4.22%	4.21%	6.11%	6.79%	5.31%

(1)	Historical 5 Year and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 15 Year and 30 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical SOFR is obtained from the Federal Reserve Bank of New York. The SOFR averages are compounded averages of the SOFR over rolling 30 and 180 day periods.

Operating Expenses

For the three months ended March 31, 2025, our total operating expenses were approximately $2.9 million, compared to $3.0 million for the three months ended March 31, 2024 as detailed in the table below.

(in thousands)
	Three Months Ended March 31,
	2025	2024	Change
Compensation and related benefits	$1,919	$1,863	$56
Direct advisory services costs	341	349	(8)
Legal fees	101	21	80
Accounting, auditing and other professional fees	224	220	4
Directors’ fees and liability insurance	200	209	(9)
Administrative and other expenses	139	367	(228)
	$2,924	$3,029	$(105)

Income Tax Provision

We recorded an income tax provision for the three months ended March 31, 2025 and 2024 of approximately $0.2 million and $0.4 million, respectively, on consolidated pre-tax book income of $0.7 million and $0.6 million, respectively. The Company uses the discrete-period computation method for determining its income tax provision.  Our income tax provision could be affected by numerous factors, including non-deductible expenses, the projected utilization of net operating loss carryovers and changes in our deferred tax assets and liabilities and their valuations, and can result in significant variations in the customary relationship between pretax income and income tax expense.

Financial Condition:

Mortgage-Backed Securities

As of March 31, 2025, our MBS portfolio consisted of $121.0 million of agency or government MBS at fair value and had a weighted average coupon of 5.27%. During the three months ended March 31, 2025, we received principal repayments of $2.9 million compared to $3.5 million for the comparable period ended March 31, 2024. The average prepayment speeds for the quarters ended March 31, 2025 and 2024 were 7.3% and 16.5%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
March 31, 2025	7.5	6.2	7.3
December 31, 2024	10.9	12.5	11.1
September 30, 2024	6.3	6.7	6.3
June 30, 2024	10.9	5.5	10.0
March 31, 2024	18.0	9.2	16.5

The following tables summarize certain characteristics of our PT MBS and structured MBS as of March 31, 2025 and December 31, 2024:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
March 31, 2025
Fixed Rate MBS	$118,704	98.1%	5.60%	338	1-Jan-55
Structured MBS	2,261	1.9%	2.86%	279	15-May-51
Total MBS Portfolio	$120,965	100.0%	5.27%	337	1-Jan-55
December 31, 2024
Fixed Rate MBS	$120,056	98.1%	5.60%	341	1-Jan-55
Structured MBS	2,292	1.9%	2.85%	281	15-May-51
Total MBS Portfolio	$122,348	100.0%	5.26%	340	1-Jan-55

($ in thousands)
	March 31, 2025		December 31, 2024
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$31,705	26.2%	$32,692	26.7%
Freddie Mac	89,260	73.8%	89,656	73.3%
Total Portfolio	$120,965	100.0%	$122,348	100.0%

	March 31, 2025	December 31, 2024
Weighted Average Pass-through Purchase Price	$102.72	$102.72
Weighted Average Structured Purchase Price	$4.48	$4.48
Weighted Average Pass-through Current Price	$100.85	$99.63
Weighted Average Structured Current Price	$14.02	$13.71
Effective Duration (1)	3.257	3.622

(1)

Effective duration is the approximate percentage change in price for a 100 basis point change in rates. An effective duration of 3.257 indicates that an interest rate increase of 1.0% would be expected to cause a 3.257% decrease in the value of the MBS in our investment portfolio at March 31, 2025. An effective duration of 3.622 indicates that an interest rate increase of 1.0% would be expected to cause a 3.622% decrease in the value of the MBS in our investment portfolio at December 31, 2024. These figures include the structured securities in the portfolio but do include the effect of our hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of March 31, 2025, assuming rates instantaneously fall 100 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS’ effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Fixed Rate MBS	$118,704	$3,310	$(4,505)	$(9,851)	2.79%	(3.80)%	(8.30)%
Structured MBS	2,261	(29)	(3)	(4)	(1.28)%	(0.13)%	(0.18)%
Total MBS Portfolio	$120,965	$3,281	$(4,508)	$(9,855)	2.71%	(3.73)%	(8.15)%
	Notional	$ Change in Fair Value			% Change in Fair Value
Repurchase Agreement Hedges	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Interest Rate Futures Contracts	62,400	(3,780)	3,548	6,979	(6.06)%	5.69%	11.18%
Gross Totals		$(499)	$(960)	$(2,876)

(1)	Represents the average contract/notional amount of U.S. Treasury and SOFR futures contracts.

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

Repurchase Agreements

As of March 31, 2025, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with six of these counterparties. We believe these facilities provide borrowing capacity in excess of our needs. None of these lenders are affiliated with us. These borrowings are secured by our MBS.

As of March 31, 2025, we had obligations outstanding under the repurchase agreements of approximately $115.5 million with a net weighted average borrowing cost of 4.47%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 21 to 73 days, with a weighted average maturity of 36 days. Securing the repurchase agreement obligation as of March 31, 2025 are MBS with an estimated fair value, including accrued interest, of $121.4 million. Through May 1, 2025, we have been able to maintain our repurchase facilities with comparable terms to those that existed at March 31, 2025 with maturities through June 12, 2025.

The table below presents information about our period-end, maximum and average repurchase agreement obligations for each quarter in 2025 and 2024.

	Ending	Maximum	Average	Difference Between Ending
	Balance	Balance	Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Agreements	Amount	Percent
March 31, 2025	$115,511	$117,603	$116,346	$(835)	(0.72)%
December 31, 2024	117,181	117,324	115,102	2,079	1.81%
September 30, 2024	113,023	113,026	97,949	15,074	15.39%
June 30, 2024	82,876	84,553	83,737	(861)	(1.03)%
March 31, 2024	84,599	87,523	85,753	(1,154)	(1.35)%

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

External Sources of Liquidity

Our primary external sources of liquidity are our ability to (i) borrow under master repurchase agreements and (ii) use the TBA security market. Our borrowing capacity will vary over time as the market value of our interest earning assets varies. Our master repurchase agreements have no stated expiration but can be terminated at any time at our option or at the option of the counterparty. However, once a definitive repurchase agreement under a master repurchase agreement has been entered into, it generally may not be terminated by either party. A negotiated termination can occur but may involve a fee to be paid by the party seeking to terminate the repurchase agreement transaction.

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

In future periods we expect to continue to finance our activities through repurchase agreements and through revenues from our advisory services business. As of March 31, 2025, we had cash and cash equivalents of $4.4 million. We generated cash flows of $4.6 million from principal and interest payments on our MBS portfolio and had average repurchase agreements outstanding of $116.3 million during the three months ended March 31, 2025. In addition, during the three months ended March 31, 2025, we received approximately $3.6 million in management fees and expense reimbursements as manager of Orchid and approximately $0.2 million in dividends from our investment in Orchid common stock.

Capital Expenditures

At March 31, 2025, we had no material commitments for capital expenditures.

Outlook

Orchid Island Capital Inc.

Orchid reported net income for the first quarter 2025 of $17.1 million, and its shareholders’ equity increased from $668.5 million at year-end 2024 to $855.9 million at March 31, 2025. Orchid is obligated to reimburse us for direct expenses paid on its behalf and to pay to us Orchid’s pro rata share of overhead as defined in the management agreement. As a stockholder of Orchid, we will also continue to share in distributions, if any, paid by Orchid to its stockholders. Our operating results are also impacted by changes in the market value of our holdings of Orchid common shares, although these market value changes do not impact our cash flows from Orchid.

Economic Summary

The first two months of 2025 were essentially a continuation of the fourth quarter of 2024.  Economic data continued to reflect robust economic activity and a healthy labor market, casting doubt on the need to ease monetary policy on the part of the Fed.  This was consistent with the slow reversal in the outlook for Fed monetary policy that began after its initial 50 bp cut in September 2024 and with an economy that did not appear to be slowing or about to contract. Further, inflation data was stubbornly still above the Fed’s 2% target range and increasing slightly, which was consistent with behavior exhibited during the first quarter of recent years. Public comments by Fed officials indicated that the Fed was willing to be patient and to watch the evolution of incoming economic data before making any further adjustments to policy.

During the years following the COVID-19 pandemic in 2020, fiscal and monetary policies were very pro-cyclical and led to elevated levels of inflation and fiscal deficits.  The combined effects of the pro-growth policies led the equity markets higher. However, another major development that occurred – in this case predominantly in 2024 – was the emergence of a new technology related to artificial intelligence (“AI”). The potential impact of this technology on the economy is immense and has led to even greater gains in market prices generally and, in particular, the stock prices of the companies involved, leading to record valuations.  In early 2025 a competing technology emerged in China that appeared to deliver the same performance as domestic technologies but at a substantially lower cost.  This led to considerable weakness in the U.S. domestic stock market and AI tech companies in particular – the leaders of the previous equity market record performance. In addition, incoming economic data began to soften later during the first quarter of 2025, and readings on consumer sentiment began to decline sharply.

In March 2025, the Trump administration introduced the first of several tariffs. The administration indicated there was more to come in the near future, and market expectations for growth and inflation began to erode quickly.  Sentiment was further depressed when some incoming economic data was consistent with stagflation – the combination of slowing economic growth and inflation.

In early April, the Trump administration announced substantial additional new tariffs on what was termed “Liberation Day” – the magnitude and extent of which were far in excess of market expectations.  The impact of the announcements was severe.  Risk assets of all kinds were sold, and price declines were substantial. Even more troubling, safe haven assets such as U.S. Treasury securities declined in price just as severely. De-leveraging occurred as investors sold assets to raise cash, causing valuations to plunge further.  Volatility in interest rates and equities surged and market functioning deteriorated.  More significantly, fear grew that the new tariffs were so extreme that the trade wars they would likely trigger could materially alter the existing global trade regime and jeopardize the supremacy of the U.S. dollar and U.S. Treasury securities as the reserve currency and benchmark risk-free asset, respectively. Fortunately, before market functioning could deteriorate further, the Trump administration announced a 90-day pause before implementing the reciprocal tariffs – the most extreme tariffs announced – to allow time for trade partners to negotiate modifications to the tariffs.  As the second quarter continues, there remains substantial uncertainty about how events will unfold surrounding the tariffs and global trade, and their impact on the markets and the Company.

Interest Rates

The pivot in market outlook for Fed monetary policy that occurred during the fourth quarter of 2024 and led to interest rates rising steadily continued into the first quarter of 2025.  The yield on the 10-year T-Note was close to 3.6% in September 2024 just after the Fed lowered the Fed Funds rate by 50 basis points at the September meeting of the FOMC. However, yields began to rise steadily not long thereafter, as economic data was not consistent with an economy on the verge of a recession and inflation was stubbornly above the Fed’s 2% target. By late 2024, the yield on the 10-year T-Note was over 4.6% and close to 4.8% in early January 2025. Over the course of the balance of the first quarter of 2025, interest rates gradually declined as sentiment indicators declined to levels not seen in several years, triggered by declines in U.S. equity markets – albeit off of record high levels – persistent inflation, and expectations that economic growth was about to slow.  The economic data itself over this period was mixed – labor markets were weakening slowly, manufacturing activity was improving slightly but off of very low levels, and the service sector was slowing, but off of robust levels.

Towards the end of the first quarter, the yield on the 10-year T-Note was trading between 4.15% and 4.30%. At this point in the quarter, stagflation fears were emerging.  The yield on the 2-year T-Note followed a similar path over this period.  When expectations for substantial additional Fed easing were high late in the third quarter of 2024 the 2-year T-Note yield was approximately 3.6% before rising steadily over the course of the fourth quarter of 2024 and through February 2025 to a yield of between 4.2% and 4.4%.  This range was essentially level with the Fed Funds level – implying the market did not expect monetary policy changes over the next two years.  As sentiment readings declined late in the first quarter, the 2-year T-Note yield declined towards 4.0% and, so far during the second quarter, the yield has ranged between 3.7% and 4.0%.

With the severe market turmoil triggered by the Trump administration's tariff announcements, the market now anticipates that the Fed will have to lower monetary policy by approximately 75 basis points by the end of 2025, as the market now expects the tariffs to trigger a growth slowdown if not outright recession in 2025. During the week of April 4, 2025, the yield on the 10-year T-Note rose by approximately 50 basis points – one of the largest one-week increases ever.

The Agency RMBS Market

As a proxy for the performance of the Agency Residential MBS (“RMBS”) market during the first quarter of 2025, the spread of the 30-year, fixed rate current coupon to the 10-year T-Note traded in a narrow range throughout the first quarter of 2025 was between 120 and 130 basis points. When the Trump administration announced substantial additional tariffs on April 2, 2025, risk assets of all types came under tremendous selling pressure as deleveraging occurred, even with Agency RMBS.  The spread of the current coupon then expanded to over 140 basis points, and to almost 180 basis points versus the 5-year T-Note. This spread to the 5-year T-Note was generally less than 150 basis points during the first quarter of 2025 but came within 12 basis points of the peak spread it reached in the fall of 2023 – its highest level since the COVID-19 onset in March 2020.

The Agency RMBS index generated a return for the first quarter of 3.0% and a return of 0.4% versus comparable duration swaps, as compared to 2.4% and -0.3%, respectively for these measures, for the investment grade corporate index, and 1.0% and -1.1%, respectively for these measures, for high yield debt.  Total returns for U.S. Treasury securities and most sectors of the fixed income markets generated positive total returns for the quarter, although excess returns versus comparable duration swaps were mixed.

Within Agency RMBS for the first quarter of 2025, conventional 30-year mortgages generated a total return of 2.7%, 15-year mortgages generated a total return of 2.9% and Ginnie Mae 30-year mortgages generated a total return of 2.4%.  Versus comparable duration swaps the returns were 0.4%, 0.6% and 0.3% for 30-year conventional, 15-year conventional and Ginnie Mae 30-year mortgages, respectively.  The Company invests predominantly in 30-year conventional mortgages.  Returns with the 30-year stack of coupons were fairly even, but correlated with the duration of the respective securities, as lower coupon, longer duration bonds generated the highest total returns and the highest coupon – 7.0% - generated slightly lower total returns.  The range for the lower portion of the coupon stack was 3.0% to 3.3% (for coupons up to 4.5%) and 2.6% to 2.9% for higher coupons.  Excess returns versus comparable duration swaps were inversely related to coupons, as the higher coupons generated excess returns as high as 1.4% but excess returns for lower coupons were generally between 0.3% and 0.5%.

Recent Legislative and Regulatory Developments

In response to the deterioration in the markets for U.S. Treasuries, Agency RMBS and other mortgage and fixed income markets resulting from the impacts of the COVID-19 pandemic, the Fed implemented a program of quantitative easing. Through November 2021, the Fed was committed to purchasing $80 billion of U.S. Treasuries and $40 billion of Agency RMBS each month. In November 2021, it began tapering its net asset purchases each month, ended net asset purchases by early March 2022, and ended asset purchases entirely in September 2022. On May 4, 2022, the FOMC announced a plan for reducing the Fed’s balance sheet. In June 2022, in accordance with this plan, the Fed began reducing its balance sheet by a maximum of $30 billion of U.S. Treasuries and $17.5 billion of Agency RMBS each month. On September 21, 2022, the FOMC announced the Fed’s decision to continue reducing its balance sheet by a maximum of $60 billion of U.S. Treasuries and $35 billion of Agency RMBS per month. On May 1, 2024, the FOMC announced the Fed’s decision to reduce its balance sheet by a maximum of $25 billion of U.S. Treasury securities and remove the cap on Agency RMBS reduction, with any amounts in excess of $35 billion per month being reinvested in U.S. Treasury securities.  On March 19, 2025, the FOMC announced the Fed's decision to reduce its balance sheet by a maximum of $5 billion of U.S. Treasury securities beginning April 1, 2025. Relatively high interest rates and slow prepayment speeds have kept the balance sheet reduction for Agency RMBS below $20 billion per month throughout 2024 and the first quarter of 2025.  As of March 31, 2025, the Fed had reduced its balance sheet for Agency RMBS by approximately $551 billion from the peak to $2.2 trillion, shedding approximately 40% of the Agency RMBS added during pandemic quantitative easing and representing the lowest level since May 2021.

On September 14, 2021, the U.S. Treasury and the FHFA suspended certain policy provisions in the Enterprise capital framework established in December 2020, including limits on loans acquired for cash consideration, multifamily loans, loans with higher risk characteristics and second homes and investment properties (the “September 2021 Provisions”). Effective April 26, 2022, the FHFA further amended this framework by, among other things, replacing the fixed leverage buffer equal to 1.5% of an Enterprise’s adjusted total assets with a dynamic leverage buffer equal to 50% of an Enterprise’s stability capital buffer, reducing the risk weight floor from 10% to 5%, and removing the requirement that the Enterprises must apply an overall effectiveness adjustment to their credit risk transfer exposures. On June 14, 2022, the Enterprises announced that they would each charge a 50 bps fee for commingled securities issued on or after July 1, 2022 to cover the additional capital required for such securities under the Enterprise capital framework, which was subsequently reduced on January 19, 2023 to 9.375 bps for commingled securities issued on or after April 1, 2023 to address industry concern that the fee posed a risk to the fungibility of the Uniform Mortgage-Backed Security and negatively impacted liquidity and pricing in the market for TBA securities. On November 30, 2023, the FHFA published a final rule, which became effective April 1, 2024, which reduced the risk weight and credit conversion factor for guarantees on commingled securities to 5% and 50%, respectively; replaced the current exposure methodology with the standardized approach for counterparty credit risk as the method for computing exposure and risk-weighted asset amounts for derivatives and cleared transactions; updated the credit score assumption to 680 for single-family mortgage exposures originated without a representative credit score; and introduced a risk weight of 20% for guarantee assets. On January 2, 2025, the U.S. Treasury and FHFA entered into a letter agreement deleting the September 2021 Provisions entirely, as well as providing additional guidance on the process for a potential end to the conservatorship of the Enterprises. In March 2025, the Trump administration's nominee for FHFA director, Bill Pulte, was confirmed and replaced 14 board members at the Enterprises. Although this led to some speculation in the market regarding an end to conservatorship, the new FHFA director signaled a more cautious approach, stating that significant study on the impact to mortgage rates would need to be done prior to any privatization of the Enterprises.

On July 27, 2023, the federal banking regulators, including the Office of the Comptroller of the Currency, (the “OCC”) the FDIC and the Fed, jointly issued a proposed rule that would revise large bank capital requirements (the “Basel III Endgame”).  The Basel III Endgame, if implemented as proposed, would significantly increase the credit weight risk for balance-sheet mortgages and for Agency RMBS sold to the GSEs, which could disincentivize banks from originating mortgages for sale to the GSEs and impact pricing in the Agency RMBS markets.  The comment period for the Basel III Endgame closed on January 16, 2024, and the proposed rule was met with strong objections from the banking industry.  In testimony before the United States Senate Committee on Banking, Housing and Urban Affairs in July 2024, Fed chairman Jerome Powell stated that the OCC, the FDIC and the Fed were in discussions to materially revise the proposed rule, and that there was consensus at the Fed to undergo another comment period. In remarks given on September 10, 2024, Michael Barr, the Fed's Vice Chair for Supervision, confirmed that the Basel III Endgame was being rewritten to, among other things, reduce the risk weights for residential real estate and retail exposures, extend the scope of the reduced risk weight for certain low-risk corporate debt, and eliminate the minimum haircut for securities financing transactions.

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

Summary

The outlook for the U.S. economy, interest rates and monetary policy – all critical factors impacting the markets the Company and Orchid Island invests their capital in – began to change late in the first quarter and so far in the second quarter of 2025. However, the performance of the Company for the first quarter of 2025 was impacted by market conditions prior to this change.  Conversely, the outlook for the Company going forward will be impacted by events that occurred recently.

While economic data and events generally are never uniformly stable or consistent, the first quarter of 2025 was relatively uneventful.  Interest rates were generally range bound, and volatility was low for most of the quarter.  These are ideal conditions for a levered investment strategy in Agency RMBS.  Accordingly, the Company and the Agency RMBS market generated attractive returns for the period.  Orchid's stock also traded well during the quarter – at least until the last week of the quarter. Orchid was able to take advantage of the calm conditions and price performance of its common stock and raise additional capital, enhancing the Company’s advisory service revenues going forward.

The tariff announcements late in the first quarter and in early April 2025 brought these favorable market conditions to an abrupt end.  In fact, conditions were reminiscent of March 2020 when the COVID-19 pandemic led to an abrupt de-leveraging that materially depressed prices of all asset classes.  It is not clear if these conditions have subsided fully or if they will return. Accordingly, the Company intends to maintain prudent leverage and ample liquidity with respect to its investment portfolio while the threat of turbulent market conditions persists.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which requires our management to make some complex and subjective decisions, estimates and assessments. Our most critical accounting policies involve decisions, estimates and assessments which can have a material impact on reported assets, liabilities, revenues and expenses, and these estimates can change each reporting period. There have been no changes to the processes used to determine our critical accounting estimates as discussed in our annual report on Form 10-K for the year ended December 31, 2024.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed, in April 2020 and November 2021, the Company received demands for payment from Citigroup, Inc. related to the indemnification provisions of various mortgage loan purchase agreements entered into prior to 2007. As of March 31, 2025, no further information has been received related to this matter.  The ultimate resolution of this matter cannot presently be determined. However, in management's opinion, the demands are without merit and the likelihood of a material adverse outcome is remote. Accordingly, no provision or accrual has been recorded.

We are not party to any other material pending legal proceedings as described in Item 103 of Regulation S-K.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 7, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not have any unregistered sales of its equity securities during the three months ended March 31, 2025.

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

The Company did not repurchase shares of its common stock during the three months ended March 31, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No

3.1	Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Form S-11/A, filed with the SEC on April 29, 2004
3.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated November 3, 2005, filed with the SEC on November 8, 2005
3.3	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 10, 2006, filed with the SEC on February 15, 2006
3.4	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
3.5	Certificate of Notice, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated January 28, 2008, filed with the SEC on February 1, 2008
3.6	Articles Supplementary, reclassifying shares of Class A Preferred Stock and Class B Preferred Stock into Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated December 21, 2015, filed with the SEC on December 21, 2015
3.7	Articles Supplementary, creating the Series A Preferred Stock, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated December 21, 2015, filed with the SEC on December 21, 2015.
3.8	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
4.1	Rights Plan, dated as of December 21, 2015, between the Company and Broadridge Corporate Issuer Solutions, Inc. incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated December 21, 2015, filed with the SEC on December 21, 2015.
4.2	Description of the Company’s Capital Stock, incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 27, 2020.
31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.***
101.SCH	Inline XBRL Taxonomy Extension Schema Document***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	Inline XBRL Additional Taxonomy Extension Definition Linkbase Document***
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document***
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*          Filed herewith.

**         Furnished herewith

***         Submitted electronically herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIMINI CAPITAL MANAGEMENT, INC.

Date: May 2, 2025	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: May 2, 2025	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)