Form 10-Q
period 2025-06-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2025-08-01
CIK 1275477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	July 31, 2025	10,005,457
Class B Common Stock, $0.001 par value	July 31, 2025	31,938
Class C Common Stock, $0.001 par value	July 31, 2025	31,938

BIMINI CAPITAL MANAGEMENT, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Report that are subject to risks and uncertainties. In some cases, these statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “should,” “may,” “plans,” “projects,” “will,” or similar expressions, or the negative of these words. These forward-looking statements involve risks and uncertainties because they relate to events, developments, and circumstances relating to our business, industry financial condition, liquidity, results of operations, plans and objectives and/or general economic or other conditions that may or may not occur in the future or may occur on longer or shorter timelines or to a greater or lesser degree than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, forward-looking statements are not guarantees of future performance, and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this Report as a result of the following factors, among others:

●	adverse movements in interest rates;
●	our business and investment strategy;
●	our ability to acquire investments on attractive terms;
●	the effect of prepayment rates on the value of our assets;
●	our ability to access the capital markets;
●	our ability to obtain future financing arrangements;
●	our ability to successfully hedge the interest rate risk and prepayment risk associated with our portfolio;
●	our understanding of our competition and our ability to compete effectively;
●	our ability to quantify risk based on historical experience;
●	our ability to forecast our tax attributes, which are based upon various facts and assumptions, and our ability to protect and use our net operating loss carryforwards (“NOLs”) to offset future taxable income, including whether our stockholder rights plan will be effective in preventing an ownership change that would significantly limit our ability to utilize such NOLs;
●	expected capital expenditures;
●	the impact of technology on our operations and business;
●	our ability to maintain our exemption from the obligation to register under the Investment Company Act of 1940, as amended;
●	market trends;
●	the effect of actual, anticipated or proposed actions of the U.S. government, including the U.S. Federal Reserve, the Federal Housing Finance Agency, the Federal Housing Administration, the Federal Open Market Committee and the U.S. Treasury, on interest rates, monetary policy, fiscal policy and the housing and credit markets;
●	the federal conservatorship of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie-Mae and Freddie Mac and the U.S. government;
●	the impact of inflation on general economic conditions and monetary policy;
●	the impact of future changes in tax laws or tax rates;
●	geopolitical events, government responses to such events and the related impact on the economy both nationally and internationally; and
●	other risks described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

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

ITEM 1. FINANCIAL STATEMENTS

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2025	December 31, 2024
ASSETS:
Mortgage-backed securities, at fair value:
Pledged to counterparties	$107,286,355	$122,093,172
Unpledged	337,274	254,998
Total mortgage-backed securities	107,623,629	122,348,170
Cash and cash equivalents	5,335,225	5,671,347
Restricted cash	1,248,681	1,751,399
Orchid Island Capital, Inc. common stock, at fair value	3,989,188	4,427,372
Accrued interest receivable	525,593	601,640
Property and equipment, net	1,809,440	1,845,014
Deferred tax assets, net	15,743,570	15,930,953
Due from affiliates	1,348,685	1,167,396
Other assets	1,123,524	1,110,366
Total Assets	$138,747,535	$154,853,657

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$101,742,000	$117,180,999
Long-term debt	27,357,495	27,368,158
Accrued interest payable	279,251	474,678
Other liabilities	1,952,080	3,008,415
Total Liabilities	131,330,826	148,032,250

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated; no shares issued and outstanding as of June 30, 2025 and December 31, 2024	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 10,005,457 shares issued and outstanding as of June 30, 2025 and December 31, 2024	10,005	10,005
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding as of June 30, 2025 and December 31, 2024	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding as of June 30, 2025 and December 31, 2024	32	32
Additional paid-in capital	329,815,150	329,815,150
Accumulated deficit	(322,408,510)	(323,003,812)
Total Stockholders’ Equity	7,416,709	6,821,407
Total Liabilities and Stockholders' Equity	$138,747,535	$154,853,657

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Six and Three Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Advisory services	$7,393,135	$6,096,316	$3,810,846	$3,167,055
Interest income	3,323,925	2,681,425	1,581,751	1,287,326
Dividend income from Orchid Island Capital, Inc. common stock	409,731	409,731	204,865	204,865
Total revenues	11,126,791	9,187,472	5,597,462	4,659,246
Interest expense:
Repurchase agreements	(2,497,463)	(2,365,309)	(1,190,963)	(1,157,306)
Long-term debt	(1,077,972)	(1,212,485)	(540,452)	(604,810)
Net revenues	7,551,356	5,609,678	3,866,047	2,897,130

Other income (expense):
Unrealized gains (losses) on mortgage-backed securities	1,390,370	(123,963)	(98,638)	404,875
Realized losses on mortgage-backed securities	(178,140)	(561,604)	(178,140)	(561,604)
Unrealized losses on Orchid Island Capital Inc. common stock	(438,184)	(51,217)	(290,226)	(335,751)
(Losses) gains on derivative instruments	(1,799,586)	1,383,463	(430,791)	212,457
Other income	-	49	-	20
Other (expense) income, net	(1,025,540)	646,728	(997,795)	(280,003)

Expenses:
Compensation and related benefits	3,772,271	3,647,526	1,853,623	1,784,092
Direct advisory services costs	787,059	852,378	445,826	503,235
Directors' fees and liability insurance	389,771	416,094	189,485	206,955
Audit, legal and other professional fees	490,306	372,538	165,211	131,618
Administrative and other expenses	303,724	523,435	164,829	156,676
Total expenses	5,743,131	5,811,971	2,818,974	2,782,576

Net income (loss) before income tax provision	782,685	444,435	49,278	(165,449)
Income tax provision	187,383	505,172	6,546	108,396

Net income (loss)	$595,302	$(60,737)	$42,732	$(273,845)

Basic and Diluted Net Income (Loss) Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$0.06	$(0.01)	$0.00	$(0.03)
CLASS B COMMON STOCK
Basic and Diluted	$0.06	$(0.01)	$0.00	$(0.03)
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	10,005,457	10,005,457	10,005,457	10,005,457
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938	31,938	31,938

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Six and Three Months Ended June 30, 2025 and 2024

	Stockholders' Equity
			Additional
	Common Stock, all classes		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balances, January 1, 2025	10,069,333	$10,069	$329,815,150	$(323,003,812)	$6,821,407
Net income	-	-	-	552,570	552,570
Balances, March 31, 2025	10,069,333	$10,069	$329,815,150	$(322,451,242)	$7,373,977
Net income	-	-	-	42,732	42,732
Balances, June 30, 2025	10,069,333	$10,069	$329,815,150	$(322,408,510)	$7,416,709

Balances, January 1, 2024	10,069,333	$10,069	$329,815,150	$(321,697,478)	$8,127,741
Net income	-	-	-	213,108	213,108
Balances, March 31, 2024	10,069,333	$10,069	$329,815,150	$(321,484,370)	$8,340,849
Net loss	-	-	-	(273,845)	(273,845)
Balances, June 30, 2024	10,069,333	$10,069	$329,815,150	$(321,758,215)	$8,067,004

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Six Months Ended June 30, 2025 and 2024

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$595,302	$(60,737)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	35,574	38,245
Deferred income tax provision	187,383	505,172
Unrealized (gains) losses on mortgage-backed securities	(1,390,370)	123,963
Realized losses on mortgage-backed securities	178,140	561,604
Unrealized losses on Orchid Island Capital, Inc. common stock	438,184	51,217
Changes in operating assets and liabilities:
Accrued interest receivable	76,047	61,053
Due from affiliates	(181,289)	45,126
Other assets	(13,158)	(104,953)
Accrued interest payable	(195,427)	2,852
Other liabilities	(1,056,335)	(1,057,474)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,325,949)	166,068

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	-	(48,547,475)
Sales	9,786,053	46,252,051
Principal repayments	6,150,718	7,925,990
NET CASH PROVIDED BY INVESTING ACTIVITIES	15,936,771	5,630,566

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	481,624,478	352,747,000
Principal repayments on repurchase agreements	(497,063,477)	(356,778,000)
Principal repayments on long-term debt	(10,663)	(12,382)
NET CASH USED IN FINANCING ACTIVITIES	(15,449,662)	(4,043,382)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(838,840)	1,753,252
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	7,422,746	4,470,286
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$6,583,906	$6,223,538

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$3,770,862	$3,574,942

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2025

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period are included. Operating results for the six and three-month periods ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending  December 31, 2025.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase. Restricted cash includes cash pledged as collateral for repurchase agreements and margin for derivative instruments. The following table presents the Company’s cash, cash equivalents and restricted cash as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$5,335,225	$5,671,347
Restricted cash	1,248,681	1,751,399
Total cash, cash equivalents and restricted cash	$6,583,906	$7,422,746

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

Income on PT MBS is based on the stated interest rate of the security. Premiums or discounts present at the date of purchase are not amortized. Premium loss and discount accretion resulting from monthly principal repayments are reflected in unrealized gains and losses on MBS in the consolidated statements of operations. For IO securities, the income is accrued based on the carrying value and the effective yield. The difference between income accrued and the interest received on the security is characterized as a return of investment and serves to reduce the asset’s carrying value. At each reporting date, the effective yield is adjusted prospectively for future reporting periods based on the new estimate of prepayments and the contractual terms of the security. For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security. Changes in fair value of MBS during each reporting period are recorded in earnings and reported as unrealized gains or losses on MBS in the accompanying consolidated statements of operations. The amount reported as unrealized gains or losses on MBS thus captures the net effect of changes in the fair market value of securities caused by market developments and any premium or discount lost as a result of principal repayments during the period. Realized gains and losses on sales of MBS, using the specific identification method, are reported as a separate component of net portfolio income on the statement of operations.

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

During the six and three months ended June 30, 2025 and 2024, the Company only held U.S. Treasury Note (“T-Note”) and Secured Overnight Financing Rate (“SOFR”) futures contracts. The Company recorded losses of approximately $(1.8) million and $(0.4) million on these instruments during the six and three months ended June 30, 2025, respectively, compared to gains of approximately $1.4 million and $0.2 million for the six and three months ended June 30, 2024, respectively.

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

The following table summarizes the advisory services revenue from Orchid for the six and three months ended June 30, 2025 and 2024.

(in thousands)
	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Management fee	$5,729	$4,418	$2,982	$2,257
Allocated overhead	1,190	1,330	582	732
Repurchase, clearing and administrative fee	474	348	247	178
Total	$7,393	$6,096	$3,811	$3,167

At June 30, 2025 and December 31, 2024, the net amount due from Orchid was approximately $1.3 million and $1.2 million, respectively.

NOTE 3. MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of June 30, 2025 and December 31, 2024:

(in thousands)
	June 30, 2025			December 31, 2024
	Par Value	Cost (1)	Fair Value	Par Value	Cost (1)	Fair Value
Fixed-rate MBS	$104,552	$106,364	$105,434	$120,502	$122,298	$120,056
Structured MBS (2)	n/a	1,487	2,190	n/a	1,580	2,292
Total	$104,552	$107,851	$107,624	$120,502	$123,878	$122,348

(1)	The cost information in the table above represents the aggregate current par value, multiplied by the purchase price of each security in the portfolio.
(2)	The notional balance for the structured MBS portfolio was $15.6 million and $16.7 million as of June 30, 2025 and December 31, 2024, respectively.

The following table is a summary of the Company’s net gain (loss) from the sales of MBS for the six months ended June 30, 2025 and 2024.

(in thousands)
	Six Months Ended June 30,
	2025	2024
Proceeds from sales of MBS	$9,786	$46,252
Carrying value of MBS sold	(9,964)	(46,814)
Net loss on sales of MBS	$(178)	$(562)

Gross gain on sales of MBS	$-	$-
Gross loss on sales of MBS	(178)	(562)
Net loss on sales of MBS	$(178)	$(562)

NOTE 4. REPURCHASE AGREEMENTS

The Company pledges certain of its MBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as “margin calls.” Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. During the three months ended  June 30, 2025 and 2024, the Company had met all margin call requirements.

As of June 30, 2025 and December 31, 2024, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
June 30, 2025
Fair value of securities pledged, including accrued interest receivable	$-	$30,988	$57,434	$19,387	$107,809
Repurchase agreement liabilities associated with these securities	$-	$29,077	$54,427	$18,238	$101,742
Net weighted average borrowing rate	-	4.49%	4.47%	4.53%	4.49%
December 31, 2024
Fair value of securities pledged, including accrued interest receivable	$-	$84,954	$17,675	$20,063	$122,692
Repurchase agreement liabilities associated with these securities	$-	$81,215	$16,855	$19,111	$117,181
Net weighted average borrowing rate	-	4.70%	4.54%	4.76%	4.68%

In addition, cash pledged to counterparties for repurchase agreements was approximately $0.3 million and $0.6 million as of  June 30, 2025 and December 31, 2024, respectively.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any. At  June 30, 2025 and December 31, 2024, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and any cash pledged, including accrued interest on such securities) with all counterparties of approximately $6.1 million and $5.8 million, respectively. Summary information regarding amounts at risk with individual counterparties greater than 10% of the Company's stockholders' equity at  June 30, 2025 and December 31, 2024 is presented in the table below.

($ in thousands)
		% of	Weighted
		Stockholders'	Average
	Amount	Equity	Maturity
Repurchase Agreement Counterparty	at Risk	at Risk	(in Days)
June 30, 2025
Marex Capital Markets Inc.	$1,456	19.6%	53
Mirae Asset Securities (USA) Inc.	1,124	15.2%	136
Mitsubishi UFJ Securities (USA), Inc.	981	13.2%	15
South Street Securities, LLC	909	12.3%	85
Clear Street LLC	832	11.2%	84
DV Securities, LLC Repo	829	11.2%	28
December 31, 2024
South Street Securities, LLC	$1,226	18.0%	23
Marex Capital Markets Inc.	1,205	17.7%	18
Mitsubishi UFJ Securities, Inc.	858	12.6%	14
Mirae Asset Securities (USA) Inc.	842	12.3%	139
DV Securities, LLC.	834	12.2%	28
Clear Street LLC	794	11.6%	79

NOTE 5. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes Bimini’s assets pledged as collateral under its repurchase agreements and derivative agreements as of June 30, 2025 and December 31, 2024.

($ in thousands)
	June 30, 2025			December 31, 2024
	Repurchase	Derivative		Repurchase	Derivative
	Agreements	Agreements	Total	Agreements	Agreements	Total
PT MBS - at fair value	$105,249	$-	$105,249	$119,960	$-	$119,960
Structured MBS - at fair value	2,037	-	2,037	2,133	-	2,133
Accrued interest on pledged securities	523	-	523	599	-	599
Restricted cash	255	994	1,249	629	1,122	1,751
Total	$108,064	$994	$109,058	$123,321	$1,122	$124,443

Cash pledged to the Company from counterparties under repurchase agreements was $0.3 million at December 31, 2024. There was no cash pledged to the Company from counterparties under repurchase agreements at June 30, 2025. Cash received as margin is recognized as cash and cash equivalents with a corresponding amount recognized as an increase in repurchase agreements in the consolidated balance sheets.

NOTE 6. OFFSETTING ASSETS AND LIABILITIES

The Company’s derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of June 30, 2025 and December 31, 2024.

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not Offset
		Gross	of Liabilities	in the
	Gross	Amount	Presented	Consolidated Balance Sheet
	Amount	Offset in the	in the	Financial
	of	Consolidated	Consolidated	Instruments	Cash
	Recognized	Balance	Balance	Posted as	Posted as	Net
	Liabilities	Sheet	Sheet	Collateral	Collateral	Amount
June 30, 2025
Repurchase Agreements	$101,742	$-	$101,742	$(101,487)	$(255)	$-
	$101,742	$-	$101,742	$(101,487)	$(255)	$-
December 31, 2024
Repurchase Agreements	$117,181	$-	$117,181	$(116,552)	$(629)	$-
	$117,181	$-	$117,181	$(116,552)	$(629)	$-

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

NOTE 7. LONG-TERM DEBT

Long-term debt at June 30, 2025 and December 31, 2024 is summarized as follows:

(in thousands)
	June 30, 2025	December 31, 2024
Junior subordinated debt	$26,804	$26,804
Secured note payable	553	564
Total	$27,357	$27,368

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

As of June 30, 2025 and December 31, 2024, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million. The interest rate for the junior subordinated debt is the CME Term SOFR on the applicable reset date plus the tenor spread adjustment of 0.26161% plus the coupon spread of 3.50%. As of June 30, 2025 and December 31, 2024, the interest rate was 8.08% and 8.12%, respectively. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions, are redeemable at Bimini Capital's option, in whole or in part and without penalty, and have a final maturity of  December 15, 2035. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment to all present and future senior indebtedness.

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

The table below presents the future scheduled principal payments on the Company’s long-term debt.

(in thousands)
Last six months of 2025	$11
For the years:
2026	23
2027	25
2028	27
2029	29
After 2029 (cumulative)	27,242
Total	$27,357

NOTE 8. COMMON STOCK

There were no issuances of Bimini Capital's Class A Common Stock, Class B Common Stock or Class C Common Stock during the six months ended June 30, 2025 and 2024.

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

As previously disclosed, in April 2020 and November 2021, the Company received demands for payment from Citigroup, Inc. related to the indemnification provisions of various mortgage loan purchase agreements entered into prior to 2007. As of June 30, 2025, no further information has been received related to this matter.  The ultimate resolution of this matter cannot presently be determined. However, in management's opinion, the demands are without merit and the likelihood of a material adverse outcome is remote. Accordingly, no provision or accrual has been recorded.

Management is not aware of any other significant reported or unreported contingencies at June 30, 2025.

NOTE 10. INCOME TAXES

The total income tax provision recorded for the six months ended June 30, 2025 and 2024 was $0.2 million and $0.5 million, respectively, on consolidated pre-tax book income of $0.8 million and $0.4 million, respectively. The total income tax provision recorded for the three months ended June 30, 2025 and 2024 was $6.5 thousand and $0.1 million, respectively, on consolidated pre-tax book income (loss) of $49.3 thousand and $(0.2) million, respectively. Company uses the discrete-period computation method for determining its income tax provision. The Company's income tax provision could be affected by numerous factors, including nondeductible expenses, the projected utilization of net operating loss carryovers (“NOLs”) and changes in its deferred tax assets and liabilities and their valuations.

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

NOTE 11. EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at June 30, 2025 and 2024.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at June 30, 2025 and 2024.

The table below reconciles the numerator and denominator of EPS for the six and three months ended June 30, 2025 and 2024.

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Basic and diluted EPS per Class A common share:
Income (loss) attributable to Class A common shares:
Basic and diluted	$593	$(61)	$43	$(273)
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	10,005	10,005	10,005	10,005
Effect of weighting	-	-	-	-
Weighted average shares-basic and diluted	10,005	10,005	10,005	10,005
Income (loss) per Class A common share:
Basic and diluted	$0.06	$(0.01)	$0.00	$(0.03)

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Basic and diluted EPS per Class B common share:
Income (loss) attributable to Class B common shares:
Basic and diluted	$2	$-	$-	$(1)
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32	32	32
Weighted average shares-basic and diluted	32	32	32	32
Income (loss) per Class B common share:
Basic and diluted	$0.06	$(0.01)	$0.00	$(0.03)

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

The Company's MBS and Orchid common stock are recorded at fair value on a recurring basis as of  June 30, 2025 and December 31, 2024. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
June 30, 2025
Mortgage-backed securities	$107,624	$-	$107,624	$-
Orchid Island Capital, Inc. common stock	3,989	3,989	-	-
December 31, 2024
Mortgage-backed securities	$122,348	$-	$122,348	$-
Orchid Island Capital, Inc. common stock	4,427	4,427	-	-

During the six months ended June 30, 2025 and 2024, there were no transfers of financial assets or liabilities between Levels 1, 2 or 3.

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

The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. As discussed in Note 2, the revenues of the asset management segment consist of management fees, overhead reimbursements and repurchase, clearing and administrative fees received pursuant to a management agreement with Orchid. Total revenues received under this management agreement for the six and three months ended June 30, 2025 were approximately $7.4 million and $3.8 million, respectively, accounting for approximately 66% and 68% of consolidated revenues. Total revenues received under this management agreement for the six and three months ended June 30, 2024 were approximately $6.1 million and $3.2 million, respectively, accounting for approximately 66% and 68% of consolidated revenues.

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

Segment information for the six months ended June 30, 2025 and 2024 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2025
Advisory services, external customers	$7,393	$-	$-	$-	$7,393
Advisory services, other operating segments(1)	81	-	-	(81)	-
Interest and dividend income	-	3,734	-	-	3,734
Interest expense(2)	-	(2,497)	(1,079)	-	(3,576)
Net revenues	7,474	1,237	(1,079)	(81)	7,551
Other income (expense), net	-	(1,026)	-	-	(1,026)
Operating expenses(3)	(3,797)	(1,946)	1	-	(5,742)
Intercompany expenses(1)	-	(81)	-	81	-
Income (loss) before income taxes	$3,677	$(1,816)	$(1,078)	$-	$783

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2024
Advisory services, external customers	$6,096	$-	$-	$-	$6,096
Advisory services, other operating segments(1)	62	-	-	(62)	-
Interest and dividend income	-	3,090	1	-	3,091
Interest expense(2)	-	(2,365)	(1,212)	-	(3,577)
Net revenues	6,158	725	(1,211)	(62)	5,610
Other income, net	-	647	-	-	647
Operating expenses(3)	(3,695)	(2,116)	(2)	-	(5,813)
Intercompany expenses(1)	-	(62)	-	62	-
Income (loss) before income taxes	$2,463	$(806)	$(1,213)	$-	$444

Segment information for the three months ended  June 30, 2025 and 2024 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2025
Advisory services, external customers	$3,811	$-	$-	$-	$3,811
Advisory services, other operating segments(1)	40	-	-	(40)	-
Interest and dividend income	-	1,787	-	-	1,787
Interest expense(2)	-	(1,191)	(541)	-	(1,732)
Net revenues	3,851	596	(541)	(40)	3,866
Other income (expense), net	-	(998)	-	-	(998)
Operating expenses(3)	(1,912)	(907)	-	-	(2,819)
Intercompany expenses(1)	-	(40)	-	40	-
Income (loss) before income taxes	$1,939	$(1,349)	$(541)	$-	$49

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2024
Advisory services, external customers	$3,167	$-	$-	$-	$3,167
Advisory services, other operating segments(1)	30	-	-	(30)	-
Interest and dividend income	-	1,492	-	-	1,492
Interest expense(2)	-	(1,157)	(605)	-	(1,762)
Net revenues	3,197	335	(605)	(30)	2,897
Other income (expense), net	-	(280)	-	-	(280)
Operating expenses(3)	(1,895)	(887)	-	-	(2,782)
Intercompany expenses(1)	-	(30)	-	30	-
Income (loss) before income taxes	$1,302	$(862)	$(605)	$-	$(165)

(1)	Includes fees paid by Royal Palm to Bimini Advisors for advisory services at an annualized rate of 1.5% of capital allocated to Royal Palm's MBS portfolio.
(2)	Includes interest on repurchase agreements in the Investment Portfolio column and long-term debt in the Corporate column.
(3)	Operating expenses are allocated based on each segment’s proportional share of total revenues.

Assets in each reportable segment as of June 30, 2025 and December 31, 2024 were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
June 30, 2025	$2,237	$129,940	6,571	$138,748
December 31, 2024	2,006	146,714	6,134	154,854

NOTE 14. RELATED PARTY TRANSACTIONS

At both June 30, 2025 and December 31, 2024, the Company owned 569,071 shares of Orchid common stock, representing approximately 0.5% and 0.7%, respectively, of Orchid’s outstanding common stock on such dates. The Company received dividends on this common stock investment of approximately $0.4 million and $0.4 million during the six months ended June 30, 2025 and 2024, respectively, and $0.2 million and $0.2 million during the three months ended  June 30, 2025 and 2024, respectively.

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

NOTE 15. SUBSEQUENT EVENT

On July 4, 2025, President Donald Trump signed the One Big Beautiful Bill Act (the "Act") into law. Key corporate tax provisions in the Act include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to interest limitations under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “Code”), updates to global intangible low-taxed income (GILTI) and foreign-derived intangible income (FDII) rules, amendments to energy credits, and expanded aggregation requirements under Section 162(m) of the Code. In accordance with ASC 740, the effects of the new tax law will be recognized in the period of enactment. Accordingly, the impact of the Act will be reflected beginning in the Company’s financial statements for the third quarter of 2025. The Company is currently evaluating the impact of the Act, and an estimate of the financial effect cannot be made at this time.

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

In addition, a variety of factors directly relating to our business may also impact our results of operations and financial condition. These factors include:

●	our use of leverage to finance our assets;
●	our access to funding and borrowing capacity;
●	our borrowing costs;
●	our hedging activities;
●	the market value of our investments;
●	the requirements for us to maintain a registration exemption under the Investment Company Act;
●	our ability to use tax net operating loss carryforwards and other tax attributes to reduce our taxable income;
●	the impact of possible future changes in tax laws or tax rates;
●	our ability to manage the portfolio of Orchid and maintain our role as manager;
●	the financial performance of Orchid and resulting changes in Orchid’s stockholders' equity and our advisory services revenue; and
●	the carrying value of our investment in Orchid's common stock and dividend income received on that investment.

Results of Operations

Described below are the Company’s results of operations for the six and three months ended June 30, 2025, as compared to the six and three months ended June 30, 2024.

Net Income Summary

Consolidated net income for the six months ended June 30, 2025 was $0.6 million, or $0.06 basic and diluted income per share of Class A Common Stock, as compared to consolidated net loss of $0.1 million, or $0.01 basic and diluted income per share of Class A Common Stock, for the six months ended June 30, 2024. Consolidated net income for the three months ended June 30, 2025 was $0.04 million, or $ 0.00 basic and diluted income per share of Class A Common Stock, as compared to consolidated net loss of $0.3 million, or $0.03 basic and diluted income per share of Class A Common Stock, for the three months ended June 30, 2024.

The components of net income for the six and three months ended June 30, 2025 and 2024, along with the changes in those components are presented in the table below.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Advisory services revenues	$7,393	$6,096	$1,297	$3,811	$3,167	$644
Interest and dividend income	3,734	3,091	643	1,787	1,492	295
Interest expense	(3,576)	(3,578)	2	(1,732)	(1,762)	30
Net revenues	7,551	5,609	1,942	3,866	2,897	969
Other (expense) revenue	(1,026)	647	(1,673)	(998)	(280)	(718)
Expenses	(5,742)	(5,812)	70	(2,819)	(2,783)	(36)
Net income (loss) before income tax provision	783	444	339	49	(166)	215
Income tax provision	188	505	(317)	6	108	(102)
Net income (loss)	$595	$(61)	$656	$43	$(274)	$317

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

Gains (Losses) on Derivative Instruments

(in thousands)
		Funding Hedges
	Consolidated	Attributed to	Attributed to
	Statement of	Current	Future
	Operations	Period	Periods
Three Months Ended	(GAAP)	(Non-GAAP)	(Non-GAAP)
June 30, 2025	$(431)	$112	$(543)
March 31, 2025	(1,369)	106	(1,475)
December 31, 2024	3,015	1	3,014
September 30, 2024	(1,991)	(36)	(1,955)
June 30, 2024	212	44	168
March 31, 2024	1,171	21	1,150
Six Months Ended
June 30, 2025	$(1,800)	$218	$(2,018)
June 30, 2024	1,383	65	1,318

Economic Net Portfolio Interest Income

(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
	GAAP		Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
June 30, 2025	$1,582	$1,191	$(112)	$1,079	$391	$503
March 31, 2025	1,742	1,307	(106)	1,201	435	541
December 31, 2024	1,673	1,402	(1)	1,401	271	272
September 30, 2024	1,485	1,373	36	1,409	112	76
June 30, 2024	1,287	1,157	(44)	1,113	130	174
March 31, 2024	1,394	1,208	(21)	1,187	186	207
Six Months Ended
June 30, 2025	$3,324	$2,498	$(218)	$2,280	$826	$1,044
June 30, 2024	2,681	2,365	(65)	2,300	316	381

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income

(in thousands)
			Interest
	Net Portfolio		Expense on
	Interest Income		Long-Term	Net Interest Income (Expense)
	GAAP	Economic	Debt	GAAP	Economic
Three Months Ended	Basis	Basis(1)	(GAAP)	Basis	Basis(2)
June 30, 2025	$391	$503	$540	$(149)	$(37)
March 31, 2025	435	541	538	(103)	3
December 31, 2024	271	272	581	(310)	(309)
September 30, 2024	112	76	607	(495)	(531)
June 30, 2024	130	174	605	(475)	(431)
March 31, 2024	186	207	608	(422)	(401)
Six Months Ended
June 30, 2025	$826	$1,044	$1,078	$(252)	$(34)
June 30, 2024	316	381	1,213	(897)	(832)

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Segment Information

We have two operating segments; (a) the asset management segment, which includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm, and (b) the investment portfolio segment, which includes the investment activities conducted by Royal Palm.

Segment information for the six months ended June 30, 2025 and 2024 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2025
Advisory services, external customers	$7,393	$-	$-	$-	$7,393
Advisory services, other operating segments(1)	81	-	-	(81)	-
Interest and dividend income	-	3,734	-	-	3,734
Interest expense(2)	-	(2,497)	(1,079)	-	(3,576)
Net revenues	7,474	1,237	(1,079)	(81)	7,551
Other income (expense), net	-	(1,026)	-	-	(1,026)
Operating expenses(3)	(3,797)	(1,946)	1	-	(5,742)
Intercompany expenses(1)	-	(81)	-	81	-
Income (loss) before income taxes	$3,677	$(1,816)	$(1,078)	$-	$783

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2024
Advisory services, external customers	$6,096	$-	$-	$-	$6,096
Advisory services, other operating segments(1)	62	-	-	(62)	-
Interest and dividend income	-	3,090	1	-	3,091
Interest expense(2)	-	(2,365)	(1,212)	-	(3,577)
Net revenues	6,158	725	(1,211)	(62)	5,610
Other income, net	-	647	-	-	647
Operating expenses(3)	(3,695)	(2,116)	(2)	-	(5,813)
Intercompany expenses(1)	-	(62)	-	62	-
Income (loss) before income taxes	$2,463	$(806)	$(1,213)	$-	$444

Segment information for the three months ended June 30, 2025 and 2024 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2025
Advisory services, external customers	$3,811	$-	$-	$-	$3,811
Advisory services, other operating segments(1)	40	-	-	(40)	-
Interest and dividend income	-	1,787	-	-	1,787
Interest expense(2)	-	(1,191)	(541)	-	(1,732)
Net revenues	3,851	596	(541)	(40)	3,866
Other income (expense), net	-	(998)	-	-	(998)
Operating expenses(3)	(1,912)	(907)	-	-	(2,819)
Intercompany expenses(1)	-	(40)	-	40	-
Income (loss) before income taxes	$1,939	$(1,349)	$(541)	$-	$49

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2024
Advisory services, external customers	$3,167	$-	$-	$-	$3,167
Advisory services, other operating segments(1)	30	-	-	(30)	-
Interest and dividend income	-	1,492	-	-	1,492
Interest expense(2)	-	(1,157)	(605)	-	(1,762)
Net revenues	3,197	335	(605)	(30)	2,897
Other income (expense), net	-	(280)	-	-	(280)
Operating expenses(3)	(1,895)	(887)	-	-	(2,782)
Intercompany expenses(1)	-	(30)	-	30	-
Income (loss) before income taxes	$1,302	$(862)	$(605)	$-	$(165)

(1)	Includes fees paid by Royal Palm to Bimini Advisors for advisory services at an annualized rate of 1.5% of capital allocated to Royal Palm's MBS portfolio.
(2)	Includes interest expense on repurchase agreements in the Investment Portfolio column and long-term debt in the Corporate column.
(3)	Corporate expenses are allocated based on each segment’s proportional share of total revenues.

Assets in each reportable segment were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
June 30, 2025	$2,237	$129,940	6,571	$138,748
December 31, 2024	2,006	146,714	6,134	154,854

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

(in thousands)
			Advisory Services
					Repurchase,
	Average	Average			Clearing and
	Orchid	Orchid	Management	Overhead	Administrative
Three Months Ended	MBS	Equity	Fee	Allocation	Fees	Total
June 30, 2025	$6,865,727	$1,012,986	$2,982	$582	$247	$3,811
March 31, 2025	5,995,702	902,590	2,747	608	227	3,582
December 31, 2024	5,348,057	817,241	2,488	677	222	3,387
September 30, 2024	4,984,279	780,010	2,448	637	216	3,301
June 30, 2024	4,203,416	699,766	2,257	732	178	3,167
March 31, 2024	3,887,545	672,057	2,161	598	170	2,929
Six Months Ended
June 30, 2025	$6,430,715	$957,797	$5,729	$1,190	$474	$7,393
June 30, 2024	4,045,480	685,912	4,418	1,330	348	6,096

Investment Portfolio Segment

Net Portfolio Interest Income

During the six months ended June 30, 2025, we generated $0.8 million of net portfolio interest income, consisting of $3.3 million of interest income from MBS assets offset by $2.5 million of interest expense on repurchase liabilities. For the comparable period ended June 30, 2024, we generated $0.3 million of net portfolio interest income, consisting of $2.7 million of interest income from MBS assets offset by $2.4 million of interest expense on repurchase liabilities. The $0.6 million increase in interest income was due to a $28.9 million increase in average MBS holdings, offset by a 39 basis point (“bp”) decrease in yields. There was a $0.1 million  increase in interest expense for the six months ended June 30, 2025 that was due to a $27.7 million increase in average repurchase liabilities, offset by a 114 bp decrease in cost of funds.

During the three months ended June 30, 2025, we generated $0.4 million of net portfolio interest income, consisting of $1.6 million of interest income from MBS assets offset by $1.2 million of interest expense on repurchase liabilities. For the comparable period ended June 30, 2024, we generated $0.1 million of net portfolio interest income, consisting of $1.3 million of interest income from MBS assets offset by $1.2 million of interest expense on repurchase liabilities. The $0.3 million increase in interest income was due to a $26.8 million increase in average MBS holdings, offset by a 34 bp decrease in yields. There was a $0.03 million increase in interest expense for the three months ended June 30, 2025 that was due to a $24.9 million increase in average repurchase liabilities, offset by a 114 bp decrease in cost of funds.

Our economic interest expense on repurchase liabilities for the six months ended June 30, 2025 and 2024 was $2.3 million and $2.3 million, respectively, resulting in $1.0 million and $0.4 million of economic net portfolio interest income, respectively. Our economic interest expense on repurchase liabilities for the three months ended June 30, 2025 and 2024 was $1.1 million and $1.1 million, respectively, resulting in $0.5 million and $0.2 million of economic net portfolio interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for the six months ended June 30, 2025 and 2024 and each quarter in 2025 and 2024 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Held(1)	Income	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
June 30, 2025	$114,294	$1,582	5.54%	$108,626	$1,191	$1,079	4.39%	3.97%
March 31, 2025	121,657	1,742	5.73%	116,346	1,307	1,201	4.49%	4.13%
December 31, 2024	120,388	1,673	5.56%	115,102	1,402	1,401	4.87%	4.87%
September 30, 2024	102,422	1,485	5.80%	97,949	1,373	1,409	5.61%	5.75%
June 30, 2024	87,539	1,287	5.88%	83,737	1,157	1,113	5.53%	5.32%
March 31, 2024	90,697	1,394	6.15%	85,753	1,208	1,187	5.63%	5.54%
Six Months Ended
June 30, 2025	$117,976	$3,324	5.63%	$112,486	$2,498	$2,280	4.44%	4.05%
June 30, 2024	89,118	2,681	6.02%	84,745	2,365	2,300	5.58%	5.43%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(2)	Basis	Basis(4)
June 30, 2025	$391	$503	1.15%	1.57%
March 31, 2025	435	541	1.24%	1.60%
December 31, 2024	271	272	0.69%	0.69%
September 30, 2024	112	76	0.19%	0.05%
June 30, 2024	130	174	0.35%	0.56%
March 31, 2024	186	207	0.52%	0.61%
Six Months Ended
June 30, 2025	$826	$1,044	1.19%	1.58%
June 30, 2024	316	381	0.44%	0.59%

(1)

Portfolio yields and costs of borrowings presented in the tables above, below and on page 27 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)	Economic interest expense and economic net interest income presented in the tables above, below and on page 27 include the effect of derivative instrument hedges for only the period presented.
(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period related to hedging activities divided by average MBS.
(4)	Economic net interest spread is calculated by subtracting average economic cost of funds from yield on average MBS.

Average Asset Yield

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of PT MBS and structured, for each quarter during 2025 and 2024.

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Three Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
June 30, 2025	$112,069	$2,225	$114,294	$1,549	$33	$1,582	5.53%	5.95%	5.54%
March 31, 2025	119,380	2,277	121,657	1,704	38	1,742	5.71%	6.76%	5.73%
December 31, 2024	118,052	2,336	120,388	1,636	37	1,673	5.54%	6.18%	5.56%
September 30, 2024	100,005	2,417	102,422	1,445	40	1,485	5.78%	6.77%	5.80%
June 30, 2024	85,097	2,442	87,539	1,242	45	1,287	5.84%	7.45%	5.88%
March 31, 2024	88,206	2,491	90,697	1,348	46	1,394	6.11%	7.38%	6.15%
Six Months Ended
June 30, 2025	$115,725	$2,251	$117,976	$3,253	$71	$3,324	5.62%	6.36%	5.63%
June 30, 2024	86,652	2,466	89,118	2,590	91	2,681	5.98%	7.41%	6.02%

Cost of Funds

Since all of our repurchase agreements are short-term, changes in market rates have a more immediate impact on our interest expense. Our average cost of funds calculated on a GAAP basis was 7 bps above the average one-month SOFR and 2 bps above the average six-month SOFR for the quarter ended June 30, 2025. Our average economic cost of funds was 35 bps below the average one-month SOFR and 40 bps below the average six-month SOFR for the quarter ended June 30, 2025. The average term to maturity of the outstanding repurchase agreements was 69 days at June 30, 2025, compared to 49 days at December 31, 2024. The tables below present the average outstanding balances under our repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month SOFR rates for each quarter in 2025 and 2024, on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Agreements	Basis	Basis	Basis	Basis
June 30, 2025	$108,626	$1,191	$1,079	4.39%	3.97%
March 31, 2025	116,346	1,307	1,201	4.49%	4.13%
December 31, 2024	115,102	1,402	1,401	4.87%	4.87%
September 30, 2024	97,949	1,373	1,409	5.61%	5.75%
June 30, 2024	83,737	1,157	1,113	5.53%	5.32%
March 31, 2024	85,753	1,208	1,187	5.63%	5.54%
Six Months Ended
June 30, 2025	$112,486	$2,498	$2,280	4.44%	4.05%
June 30, 2024	84,745	2,365	2,300	5.58%	5.43%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average SOFR		One-Month	Six-Month	One-Month	Six-Month
Three Months Ended	One-Month	Six-Month	SOFR	SOFR	SOFR	SOFR
June 30, 2025	4.32%	4.37%	0.07%	0.02%	(0.35)%	(0.40)%
March 31, 2025	4.33%	4.55%	0.16%	(0.06)%	(0.20)%	(0.42)%
December 31, 2024	4.53%	5.03%	0.34%	(0.16)%	0.34%	(0.16)%
September 30, 2024	5.16%	5.37%	0.45%	0.24%	0.59%	0.38%
June 30, 2024	5.34%	5.39%	0.19%	0.14%	(0.02)%	(0.07)%
March 31, 2024	5.32%	5.39%	0.31%	0.24%	0.22%	0.15%
Six Months Ended
June 30, 2025	4.33%	4.46%	0.11%	(0.02)%	(0.28)%	(0.41)%
June 30, 2024	5.33%	5.39%	0.25%	0.19%	0.10%	0.04%

Dividend Income from Orchid

During both of the six months ended June 30, 2025 and 2024, we owned 569,071 shares of Orchid common stock. Orchid paid total dividends of $0.72 per share during both the six months ended June 30, 2025 and 2024, resulting in dividend income of approximately $0.4 million in each period.

Long-Term Debt

Junior Subordinated Debt

The junior subordinated debt securities paid interest at a floating rate. The interest rate is the CME Term SOFR on the applicable reset date plus the tenor spread adjustment of 0.26161% plus the coupon spread of 3.50%. Interest expense on our junior subordinated debt securities was $1.1 million and $1.2. million for the six months ended June 30, 2025 and 2024, respectively. The average rate of interest paid for the six months ended June 30, 2025 was 8.09% compared to 9.11% for the comparable period in 2024. Interest expense on our junior subordinated debt securities was $0.5 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively. The average rate of interest paid for the three months ended June 30, 2025 and 2024 was 8.06% and 9.09%, respectively.

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

Gains or Losses and Other Income

The table below presents our gains or losses and other income for the six and three months ended June 30, 2025 and 2024.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Realized losses on sales of MBS	$(178)	$(562)	$384	$(178)	$(562)	$384
Unrealized gains (losses) on MBS	1,390	(124)	1,514	$(99)	$405	$(504)
Total gains (losses) on MBS	1,212	(686)	1,898	(277)	(157)	(120)
(Losses) gains on derivative instruments	(1,800)	1,383	(3,183)	(431)	212	(643)
Unrealized losses on Orchid Island Capital, Inc. common stock	(438)	(51)	(387)	(290)	(336)	46

We invest in MBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from trading in these securities. However, we have sold, and may sell in the future, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the six months ended June 30, 2025 and 2024, we received proceeds totaling $9.8 million and $46.3 million, respectively, from the sales of MBS.

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

	5 Year	10 Year	15 Year	30 Year	Three
	U.S. Treasury	U.S. Treasury	Fixed-Rate	Fixed-Rate	Month
	Rate(1)	Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	SOFR(3)
June 30, 2025	3.80%	4.23%	5.89%	6.77%	4.34%
March 31, 2025	3.98%	4.25%	5.89%	6.65%	4.35%
December 31, 2024	4.38%	4.57%	6.00%	6.85%	4.69%
September 30, 2024	3.58%	3.80%	5.16%	6.08%	5.31%
June 30, 2024	4.33%	4.34%	6.16%	6.86%	5.35%
March 31, 2024	4.22%	4.21%	6.11%	6.79%	5.31%

(1)	Historical 5 Year and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 15 Year and 30 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical SOFR is obtained from the Federal Reserve Bank of New York. The SOFR averages are compounded averages of the SOFR over rolling 30 and 180 day periods.

Operating Expenses

For the six and three months ended June 30, 2025, our total operating expenses were approximately $5.7 million and $2.8 million, respectively, compared to $5.8 million and $2.8 million for the six and three months ended June 30, 2024, respectively, as detailed in the table below.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Compensation and related benefits	$3,772	$3,648	$124	$1,854	$1,784	$70
Direct advisory services costs	787	852	(65)	446	503	(57)
Legal fees	157	43	114	56	23	33
Accounting, auditing and other professional fees	333	330	3	109	109	-
Directors’ fees and liability insurance	390	416	(26)	189	207	(18)
Administrative and other expenses	304	523	(219)	165	157	8
	$5,743	$5,812	$(69)	$2,819	$2,783	$36

Income Tax Provision

We recorded income tax provisions for the six months ended June 30, 2025 and 2024 of approximately $0.2 million and $0.5 million, respectively, on consolidated pre-tax book income of $0.8 million and $0.4 million, respectively. We recorded income tax provisions for the three months ended June 30, 2025 and 2024 of approximately $0.01 million and $0.1 million, respectively, on consolidated pre-tax book income (loss) of $0.05 million and $(0.2) million, respectively. The Company uses the discrete-period computation method for determining its income tax provision.  Our income tax provision could be affected by numerous factors, including non-deductible expenses, the projected utilization of net operating loss carryovers and changes in our deferred tax assets and liabilities and their valuations, and can result in significant variations in the customary relationship between pretax income and income tax expense.

Financial Condition:

Mortgage-Backed Securities

As of June 30, 2025, our MBS portfolio consisted of $107.6 million of agency or government MBS at fair value and had a weighted average coupon of 5.25%. During the six months ended June 30, 2025, we received principal repayments of $6.2 million compared to $7.9 million for the comparable period ended June 30, 2024. The average prepayment speeds for the quarters ended June 30, 2025 and 2024 were 9.9% and 10.0%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
June 30, 2025	10.3	7.3	9.9
March 31, 2025	7.5	6.2	7.3
December 31, 2024	10.9	12.5	11.1
September 30, 2024	6.3	6.7	6.3
June 30, 2024	10.9	5.5	10.0
March 31, 2024	18.0	9.2	16.5

The following tables summarize certain characteristics of our PT MBS and structured MBS as of June 30, 2025 and December 31, 2024:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
June 30, 2025
Fixed Rate MBS	$105,434	98.0%	5.60%	333	1-Aug-54
Structured MBS	2,190	2.0%	2.87%	277	15-May-51
Total MBS Portfolio	$107,624	100.0%	5.25%	332	1-Aug-54
December 31, 2024
Fixed Rate MBS	$120,056	98.1%	5.60%	341	1-Jan-55
Structured MBS	2,292	1.9%	2.85%	281	15-May-51
Total MBS Portfolio	$122,348	100.0%	5.26%	340	1-Jan-55

($ in thousands)
	June 30, 2025		December 31, 2024
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$30,700	28.5%	$32,692	26.7%
Freddie Mac	76,924	71.5%	89,656	73.3%
Total Portfolio	$107,624	100.0%	$122,348	100.0%

	June 30, 2025	December 31, 2024
Weighted Average Pass-through Purchase Price	$102.99	$102.72
Weighted Average Structured Purchase Price	$4.48	$4.48
Weighted Average Pass-through Current Price	$100.84	$99.63
Weighted Average Structured Current Price	$14.01	$13.71
Effective Duration (1)	2.931	3.622

(1)

Effective duration is the approximate percentage change in price for a 100 basis point change in rates. An effective duration of 2.931 indicates that an interest rate increase of 1.0% would be expected to cause a 2.931% decrease in the value of the MBS in our investment portfolio at June 30, 2025. An effective duration of 3.622 indicates that an interest rate increase of 1.0% would be expected to cause a 3.622% decrease in the value of the MBS in our investment portfolio at December 31, 2024. These figures include the structured securities in the portfolio but do include the effect of our hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of June 30, 2025, assuming rates instantaneously fall 100 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS’ effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Fixed Rate MBS	$105,434	$2,633	$(3,684)	$(8,194)	2.50%	(3.49)%	(7.77)%
Structured MBS	2,190	(49)	10	5	(2.24)%	0.46%	0.23%
Total MBS Portfolio	$107,624	$2,584	$(3,674)	$(8,189)	2.40%	(3.41)%	(7.61)%
	Notional	$ Change in Fair Value			% Change in Fair Value
Repurchase Agreement Hedges	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Interest Rate Futures Contracts	62,400	(3,801)	3,561	7,051	(6.09)%	5.71%	11.30%
Gross Totals		$(1,217)	$(113)	$(1,138)

(1)	Represents the average contract/notional amount of U.S. Treasury and SOFR futures contracts.

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

Repurchase Agreements

As of June 30, 2025, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with six of these counterparties. We believe these facilities provide borrowing capacity in excess of our needs. None of these lenders are affiliated with us. These borrowings are secured by our MBS.

As of June 30, 2025, we had obligations outstanding under the repurchase agreements of approximately $101.7 million with a net weighted average borrowing cost of 4.49%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 14 to 136 days, with a weighted average maturity of 69 days. Securing the repurchase agreement obligation as of June 30, 2025 are MBS with an estimated fair value, including accrued interest, of $107.8 million. Through July 31, 2025, we have been able to maintain our repurchase facilities with comparable terms to those that existed at June 30, 2025 with maturities through November 13, 2025.

The table below presents information about our period-end, maximum and average repurchase agreement obligations for each quarter in 2025 and 2024.

	Ending	Maximum	Average	Difference Between Ending
	Balance	Balance	Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Agreements	Amount	Percent
June 30, 2025	$101,742	$115,096	$108,626	$(6,884)	(6.34)%
March 31, 2025	115,511	117,603	116,346	(835)	(0.72)%
December 31, 2024	117,181	117,324	115,102	2,079	1.81%
September 30, 2024	113,023	113,026	97,949	15,074	15.39%
June 30, 2024	82,876	84,553	83,737	(861)	(1.03)%
March 31, 2024	84,599	87,523	85,753	(1,154)	(1.35)%

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

In future periods we expect to continue to finance our activities through repurchase agreements and through revenues from our advisory services business. As of June 30, 2025, we had cash and cash equivalents of $5.3 million. We generated cash flows of $9.5 million from principal and interest payments on our MBS portfolio and had average repurchase agreements outstanding of $112.5 million during the six months ended June 30, 2025. In addition, during the six months ended June 30, 2025, we received approximately $7.4 million in management fees and expense reimbursements as manager of Orchid and approximately $0.4 million in dividends from our investment in Orchid common stock.

Capital Expenditures

At June 30, 2025, we had no material commitments for capital expenditures.

Outlook

Orchid Island Capital Inc.

Orchid reported a net loss for the second quarter 2025 of $33.6 million, and its stockholders’ equity increased from $855.9 million at the end of the first quarter of 2025 to $912.0 million at June 30, 2025. Orchid is obligated to reimburse us for direct expenses paid on its behalf and to pay to us Orchid’s pro rata share of overhead as defined in the management agreement. As a stockholder of Orchid, we will also continue to share in distributions, if any, paid by Orchid to its stockholders. Our operating results are also impacted by changes in the market value of our holdings of Orchid common shares, although these market value changes do not impact our cash flows from Orchid.

Economic Summary

The start of the second quarter of 2025 was extremely turbulent and re-set the trajectory for all domestic markets. The trigger event was the announcement of the list of what were termed “reciprocal” tariffs introduced by President Trump on April 2, 2025.  While the implementation of the reciprocal tariffs – the most significant in percentage terms - was paused for 90 days a week later on April 9, 2025, tariff-related developments remained the dominant driver of markets and the economic outlook. The pause in implementation of the reciprocal tariffs was intended to allow time for the administration to negotiate and execute trade agreements with the various trading partners of the United States.  The deadline for finalizing such deals is not far off, and to date not many deals have been reached.  There remains considerable uncertainty in the market regarding what will happen when the pause period ends and there are countries that have yet to reach a deal with the U.S. In the interim, statements regarding the negotiations and potential additional tariffs made by the President and members of his cabinet have been frequent and generally impacted markets when they occurred. However, a sense of “headline fatigue” has settled over the markets and successive statements seem to have a diminishing impact.

Over the course of the quarter, the focus of the administration shifted from purely tariff-related matters to passage of the President’s highest legislative priority.  What became known as the One Big Beautiful Bill Act (the “Act”) was signed into law by the President on July 4th.  The Act made permanent most of the tax legislation originally enacted in 2017 as part of the Tax Cuts and Jobs Act of 2017, with minor revisions.  Importantly, the Act is likely to be stimulative for the economy and not likely to reduce pressure on the fiscal deficit in the near term.  The fiscal deficit has been a growing concern for markets as funding needs continue to escalate, putting upward pressure on treasury yields.  Growing fiscal deficits are also a global issue, as most advanced economies in the world are similarly situated.

Economic developments during the second quarter continued to confound market participants, as the anticipated slowdown triggered by the tremendous uncertainty introduced by the administration’s tariffs has yet to appear.  To date, any meaningful impact on goods inflation resulting from the tariffs has yet to materialize as well, although the data for June, released in July, did show modest upward pressure on goods prices.  It is likely that the continued deficits run by the federal government, as they have since the COVID-19 outbreak, continue to buttress the economy and prevent a likely economic slowdown from occurring. The key metrics the Fed focuses on – namely, the jobs market and inflation data – continue to suggest there is no urgent need for them to ease monetary policy.  Job growth, while not robust, remains above the level considered adequate to hold the unemployment rate steady, which has occurred, and inflation data remains above the Fed’s target level with the ultimate impact of the tariffs likely yet to come. Public comments by the Fed chair and most – but not all – members of the FOMC reflect the notion it would be prudent for the Fed to continue to watch the incoming economic data before determining when and by how much to adjust policy.

Interest Rates

Interest rate developments followed a similar pattern to the economic developments described above.  The initial reaction to the tariff announcement in early April was for the Treasury curve to steepen, as the front end of the curve moved lower in yield, consistent with anticipated interest rate cuts by the Fed as the economy slowed in response to the coming trade war.  Yields on longer maturity Treasuries initially moved lower as well but then quickly reversed and moved higher in anticipation of significantly higher inflation driven by the impact of the tariffs on goods prices.  There was also the fear that reserve status of the dollar and Treasuries might be imperiled, and the risk premium associated with owning Treasuries, particularly long-maturity securities, would increase.

Over the course of April, the yield of the 2-year Treasury declined from 3.885% on March 31, 2025, to 3.605% on April 30, 2025, the lowest yield for the year. The yield of the 10-year Treasury moved from 4.207% on March 31, 2025, to 3.997% on April 4th, but then moved considerably higher, eventually to 4.601% in late May.  The spread between the 2-year and 10-year Treasuries increased from approximately 30 bps at the end of the first quarter of 2025 to approximately 50 bps by the end of April. It generally remained around 50 bps for the balance of the quarter.  At the end of April, market pricing for the Fed funds rate reflected over 4 cuts of 25 bps by the end of 2025.

Over the balance of the second quarter of 2025, Treasury yields remained volatile on a daily basis, responding to frequent public comments regarding tariffs and trade negotiations by the administration, but the spread between the 2-year and 10-year Treasuries remained fairly stable at around 50 bps.  The yields on the 2-year and 10-year Treasuries both traded in approximately 20 bps ranges individually but were highly correlated with one another over the same period. On the other hand, market pricing for the Fed Funds rate changed after April as the administration’s focus shifted towards the Act and the economic data failed to live up to market expectations.  Jobs and economic growth data remained fairly stable, and the inflation data did not reflect significant pressure from the tariffs. By the end of the second quarter, the market was only expecting a little over 2.5 twenty-five bps reductions of the Fed Funds rate.  The number of cuts continues to decline and current market pricing is for less than two cuts of 25 bps by year end.

The Agency MBS Market

The market turmoil associated with the introductions of the reciprocal tariffs was nearly as severe as the initial days of the COVID-19 outbreak.  Prices for any assets with risk associated with them were sold and levered investors were forced to sell to meet margin calls.  Agency MBS, given their typical high liquidity and minimal risk, were also sold as investors generally sold what they could in an effort to minimize realized losses.  This period lasted until the pause in implementation of the reciprocal tariffs was announced on April 9th but losses sustained across markets were substantial and the confidence in the status of the dollar and Treasuries was shaken.  Spreads on Agency MBS to comparable duration Treasuries, and especially to comparable duration swaps, increased by over 30 bps in early April and came within approximately 10 bps of the extremes seen at the end of the Fed’s 525 bps tightening cycle in late 2023. Spreads to swaps have not recovered much of the widening since early April and are only approximately 15 bps lower currently. As the market anticipates continued elevated levels of Treasury issuance going forward, and the government runs fiscal deficits at or near $2 trillion per year, swap rates have continued to decline relative to nominal Treasury yields. As a result, swap spreads have become progressively more negative and spreads of Agency MBS to swaps have increased.  Swaps are a primary instrument used by the Company to hedge and while this development has hurt the performance of our hedges and portfolio over the course of the second quarter, it has increased the potential returns associated with investing in new Agency MBS.

The Agency RMBS index generated a return for the second quarter of 1.1% and a return of -0.3% versus comparable duration swaps, as compared to 1.8% and 0.5%, respectively for these measures, for the investment grade corporate index, and 3.6% and 2.0%, respectively for these measures, for high yield debt.  Total returns for U.S. Treasury securities and most sectors of the fixed income markets generated positive total returns for the quarter, although excess returns, aside from Treasuries, versus comparable duration swaps were mixed.

Within Agency MBS for the second quarter of 2025, conventional 30-year mortgages generated a total return of 1.0%, 15-year mortgages generated a total return of 1.8% and Ginnie Mae 30-year mortgages generated a total return of 1.1%.  Versus comparable duration swaps the returns were -0.3%, 0.3% and -0.3% for 30-year conventional, 15-year conventional and Ginnie Mae 30-year mortgages, respectively.  The Company invests predominantly in 30-year conventional mortgages.  Returns with the 30-year stack of coupons were correlated with the duration of the respective securities, as lower coupon, longer duration bonds generated the lowest total returns and the highest coupon – 7.0% - generated the highest total returns.  The range for the lower portion of the coupon stack was 0.0% to 1.4% (for coupons up to 4.5%) and 1.4% to 1.9% for higher coupons.  Excess returns versus comparable duration swaps were inversely related to coupons, as the higher coupons generated excess returns as high as 0.7% but excess returns for lower coupons were generally between -0.8% and -0.1%.

Recent Legislative and Regulatory Developments

In response to the deterioration in the markets for U.S. Treasuries, Agency MBS and other mortgage and fixed income markets resulting from the impacts of the COVID-19 pandemic, the Fed implemented a program of quantitative easing. Through November of 2021, the Fed was committed to purchasing $80 billion of U.S. Treasuries and $40 billion of Agency MBS each month. In November of 2021, it began tapering its net asset purchases each month, ended net asset purchases by early March of 2022, and ended asset purchases entirely in September of 2022. On May 4, 2022, the FOMC announced a plan for reducing the Fed’s balance sheet. In June of 2022, in accordance with this plan, the Fed began reducing its balance sheet by a maximum of $30 billion of U.S. Treasuries and $17.5 billion of Agency MBS each month. On September 21, 2022, the FOMC announced the Fed’s decision to continue reducing its balance sheet by a maximum of $60 billion of U.S. Treasuries and $35 billion of Agency MBS per month. On May 1, 2024, the FOMC announced the Fed’s decision to reduce its balance sheet by a maximum of $25 billion of U.S. Treasury securities and remove the cap on Agency MBS reduction, with any amounts in excess of $35 billion per month being reinvested in U.S. Treasury securities.  On March 19, 2025, the FOMC announced the Fed's decision to reduce its balance sheet by a maximum of $5 billion of U.S. Treasury securities beginning April 1, 2025. Relatively high interest rates and slow prepayment speeds have kept the balance sheet reduction for Agency MBS below $20 billion per month throughout 2024 and the second quarter of 2025.  As of June 30, 2025, the Fed had reduced its balance sheet for Agency MBS by approximately $602 billion from the peak to $2.2 trillion, shedding approximately 44% of the Agency MBS added during pandemic quantitative easing and representing the lowest level since March 2021.

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

On July 27, 2023, the federal banking regulators, including the Office of the Comptroller of the Currency, (the "OCC") the FDIC and the Fed, jointly issued a proposed rule that would revise large bank capital requirements (the "Basel III Endgame").  The Basel III Endgame, if implemented as originally proposed, would significantly increase the credit weight risk for balance-sheet mortgages and for Agency MBS sold to the GSEs, which could disincentivize banks from originating mortgages for sale to the GSEs and impact pricing in the Agency MBS markets.  The comment period for the Basel III Endgame closed on January 16, 2024, and the proposed rule was met with strong objections from the banking industry. While implementation of the Basel III Endgame has since stalled, Fed chairman Jerome Powell testified before the U.S. Senate Committee on Banking, Housing and Urban Affairs in June 2025 that the Fed was making a “fresh start” in reworking the Basel III Endgame. On June 27, 2025, the Fed, OCC and FDIC jointly issued a proposed rule to revise the enhanced supplementary leverage ratio for globally systemically important bank holding companies (“GSIBs”), with comments open to the public until August 26, 2025. The proposed rule seeks to promote effective GSIB capital management and remove disincentives for banks to engage in low-risk activities, particularly in the U.S. Treasury market. This shift is expected to free up significant capital, allowing GSIBs greater discretion in asset allocation and potentially fostering increased lending and economic activity.

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

Summary

The second quarter of 2025 was a very turbulent period for financial markets, with two large catalysts driving the volatility. The initial shock, and clearly the larger of the two, was reciprocal tariffs announced by the Trump administration against essentially every trading partner of the United States. This announcement was expected but the magnitude of the tariffs greatly exceeded market expectations. After the announcement, market conditions resembled those following the outbreak of COVID-19, if only slightly less severe. A week later, the administration announced a pause in implementation of the tariffs for 90 days and markets slowly recovered some semblance of stability. The markets expected a slowdown in economic activity and accelerated inflation as trade wars unfolded. The Fed was expected to be forced to lower rates by 100 bps or more by year end and the Treasury curve steepened. While market conditions remained volatile for the balance of the quarter, the market slowly grew less affected by subsequent developments on the tariff front and most risk assets recovered fully, to a large extent driven by the catalyst discussed below.

As the administration’s focus shifted to their highest legislative objective, the Act, the beneficial impact of the Act on the economy drove expectations as the market became somewhat immunized to tariff developments, especially so as the feared surge in inflation failed to materialize, at least to date. In conjunction with this shift in market perception, the incoming economic data proved resilient and expectations for Fed rate cuts continued to subside and get pushed further into the future. Notably for the Company, while risk assets generally recovered from the severe turmoil early in the second quarter, the Agency MBS sector did not fully recover, as least versus comparable duration hedges, resulting in negative excess returns for the quarter.

As the third quarter unfolds, the trend of strong risk asset performance and resilient economic data continues. The inflation data has begun to show some impact from the tariffs, but the economy appears sufficiently resilient to absorb them, certainly benefiting from continued fiscal stimulus (large fiscal deficits), the unfolding benefits of artificial intelligence, progress on trade negotiations, and a very pro-business administration as evidenced by the Act. The Agency MBS market continues to languish, although returns available in the market remain elevated.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed, in April 2020 and November 2021, the Company received demands for payment from Citigroup, Inc. related to the indemnification provisions of various mortgage loan purchase agreements entered into prior to 2007. As of June 30, 2025, no further information has been received related to this matter.  The ultimate resolution of this matter cannot presently be determined. However, in management's opinion, the demands are without merit and the likelihood of a material adverse outcome is remote. Accordingly, no provision or accrual has been recorded.

We are not party to any other material pending legal proceedings as described in Item 103 of Regulation S-K.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 7, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not have any unregistered sales of its equity securities during the three months ended June 30, 2025.

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

The Company did not repurchase shares of its common stock during the three months ended June 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

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

BIMINI CAPITAL MANAGEMENT, INC.

Date: August 1, 2025	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: August 1, 2025	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)