Form 10-Q
period 2025-09-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2025-11-07
CIK 1275477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	November 6, 2025	10,005,457
Class B Common Stock, $0.001 par value	November 6, 2025	31,938
Class C Common Stock, $0.001 par value	November 6, 2025	31,938

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2025	December 31, 2024
ASSETS:
Mortgage-backed securities, at fair value:
Pledged to counterparties	$104,260,488	$122,093,172
Unpledged	147,142	254,998
Total mortgage-backed securities	104,407,630	122,348,170
Cash and cash equivalents	9,563,525	5,671,347
Restricted cash	1,416,399	1,751,399
Orchid Island Capital, Inc. common stock, at fair value	3,989,188	4,427,372
Accrued interest receivable	505,547	601,640
Property and equipment, net	1,794,365	1,845,014
Deferred tax assets, net	15,372,984	15,930,953
Due from affiliates	1,497,785	1,167,396
Other assets	1,201,471	1,110,366
Total Assets	$139,748,894	$154,853,657

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$99,953,000	$117,180,999
Long-term debt	27,352,127	27,368,158
Accrued interest payable	393,926	474,678
Other liabilities	2,810,389	3,008,415
Total Liabilities	130,509,442	148,032,250

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated; no shares issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 10,005,457 shares issued and outstanding as of September 30, 2025 and December 31, 2024	10,005	10,005
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding as of September 30, 2025 and December 31, 2024	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding as of September 30, 2025 and December 31, 2024	32	32
Additional paid-in capital	329,815,150	329,815,150
Accumulated deficit	(320,585,767)	(323,003,812)
Total Stockholders’ Equity	9,239,452	6,821,407
Total Liabilities and Stockholders' Equity	$139,748,894	$154,853,657

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Nine and Three Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Advisory services	$11,850,846	$9,396,828	$4,457,711	$3,300,512
Interest income	4,858,456	4,166,811	1,534,531	1,485,386
Dividend income from Orchid Island Capital, Inc. common stock	614,597	614,597	204,866	204,866
Total revenues	17,323,899	14,178,236	6,197,108	4,990,764
Interest expense:
Repurchase agreements	(3,654,961)	(3,738,559)	(1,157,498)	(1,373,250)
Long-term debt	(1,621,984)	(1,820,098)	(544,012)	(607,613)
Net revenues	12,046,954	8,619,579	4,495,598	3,009,901

Other income (expense):
Unrealized gains on mortgage-backed securities	2,229,740	2,356,357	839,370	2,480,320
Realized losses on mortgage-backed securities	(178,140)	(561,604)	-	-
Unrealized losses on Orchid Island Capital Inc. common stock	(438,184)	(119,506)	-	(68,289)
Losses on derivative instruments	(1,969,539)	(607,852)	(169,953)	(1,991,315)
Other income	-	59	-	10
Other (expense) income, net	(356,123)	1,067,454	669,417	420,726

Expenses:
Compensation and related benefits	5,567,369	5,402,324	1,795,098	1,754,798
Direct advisory services costs	1,272,462	1,248,722	485,403	396,344
Directors' fees and liability insurance	579,019	630,129	189,248	214,035
Audit, legal and other professional fees	851,762	499,168	361,456	126,630
Administrative and other expenses	444,205	658,971	140,481	135,536
Total expenses	8,714,817	8,439,314	2,971,686	2,627,343

Net income before income tax provision	2,976,014	1,247,719	2,193,329	803,284
Income tax provision	557,969	1,052,231	370,586	547,059

Net income	$2,418,045	$195,488	$1,822,743	$256,225

Basic and Diluted Net Income Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$0.24	$0.02	$0.18	$0.03
CLASS B COMMON STOCK
Basic and Diluted	$0.24	$0.02	$0.18	$0.03
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	10,005,457	10,005,457	10,005,457	10,005,457
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938	31,938	31,938

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Nine and Three Months Ended September 30, 2025 and 2024

	Stockholders' Equity
			Additional
	Common Stock, all classes		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balances, January 1, 2025	10,069,333	$10,069	$329,815,150	$(323,003,812)	$6,821,407
Net income	-	-	-	552,570	552,570
Balances, March 31, 2025	10,069,333	$10,069	$329,815,150	$(322,451,242)	$7,373,977
Net income	-	-	-	42,732	42,732
Balances, June 30, 2025	10,069,333	$10,069	$329,815,150	$(322,408,510)	$7,416,709
Net income	-	-	-	1,822,743	1,822,743
Balances, September 30, 2025	10,069,333	$10,069	$329,815,150	$(320,585,767)	$9,239,452

Balances, January 1, 2024	10,069,333	$10,069	$329,815,150	$(321,697,478)	$8,127,741
Net income	-	-	-	213,108	213,108
Balances, March 31, 2024	10,069,333	$10,069	$329,815,150	$(321,484,370)	$8,340,849
Net loss	-	-	-	(273,845)	(273,845)
Balances, June 30, 2024	10,069,333	$10,069	$329,815,150	$(321,758,215)	$8,067,004
Net income	-	-	-	256,225	256,225
Balances, September 30, 2024	10,069,333	$10,069	$329,815,150	$(321,501,990)	$8,323,229

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Nine Months Ended September 30, 2025 and 2024

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,418,045	$195,488
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	50,649	57,368
Deferred income tax provision	557,969	1,052,231
Unrealized gains on mortgage-backed securities	(2,229,740)	(2,356,357)
Realized losses on mortgage-backed securities	178,140	561,604
Unrealized losses on Orchid Island Capital, Inc. common stock	438,184	119,506
Changes in operating assets and liabilities:
Accrued interest receivable	96,093	(83,846)
Due from affiliates	(330,389)	(46,717)
Other assets	(91,105)	(199,097)
Accrued interest payable	(80,752)	51,359
Other liabilities	(198,026)	(307,604)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	809,068	(956,065)

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	-	(80,262,486)
Sales	9,786,053	46,252,051
Principal repayments	10,206,087	10,107,394
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	19,992,140	(23,903,041)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	643,715,478	529,692,000
Principal repayments on repurchase agreements	(660,943,477)	(503,576,000)
Principal repayments on long-term debt	(16,031)	(20,678)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(17,244,030)	26,095,322

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,557,178	1,236,216
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	7,422,746	4,470,286
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$10,979,924	$5,706,502

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$5,357,697	$5,507,298

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2025

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim periods are included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending  December 31, 2025.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase. Restricted cash includes cash pledged as collateral for repurchase agreements and margin for derivative instruments. The following table presents the Company’s cash, cash equivalents and restricted cash as of September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$9,563,525	$5,671,347
Restricted cash	1,416,399	1,751,399
Total cash, cash equivalents and restricted cash	$10,979,924	$7,422,746

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

During the nine and three months ended September 30, 2025 and 2024, the Company only held U.S. Treasury Note (“T-Note”) and Secured Overnight Financing Rate (“SOFR”) futures contracts. The Company recorded losses of approximately $(2.0) million and $(0.2) million on these instruments during the nine and three months ended September 30, 2025, respectively, compared to losses of approximately $(0.6) million and $(2.0) million for the nine and three months ended September 30, 2024, respectively.

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

The Company’s U.S. federal income tax returns for years ended on or after December 31, 2022 remain open for examination. Although management believes its calculations for tax returns are correct and the positions taken thereon are reasonable, the final outcome of a tax examination, should it occur, could be materially different from the tax returns filed by the Company, and those differences could result in significant costs or benefits to the Company. Bimini Capital and its includable subsidiaries, and Royal Palm and its includable subsidiaries, file their tax returns as separate tax paying entities.

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

The following table summarizes the advisory services revenue from Orchid for the nine and three months ended September 30, 2025 and 2024.

(in thousands)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Management fee	$9,023	$6,866	$3,294	$2,448
Allocated overhead	2,077	1,967	887	637
Repurchase, clearing and administrative fee	751	564	277	216
Total	$11,851	$9,397	$4,458	$3,301

At September 30, 2025 and December 31, 2024, the net amount due from Orchid was approximately $1.5 million and $1.2 million, respectively.

NOTE 3. MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of September 30, 2025 and December 31, 2024:

(in thousands)
	September 30, 2025			December 31, 2024
	Par Value	Cost (1)	Fair Value	Par Value	Cost (1)	Fair Value
Fixed-rate MBS	$100,575	$102,301	$102,326	$120,502	$122,298	$120,056
Structured MBS (2)	n/a	1,427	2,082	n/a	1,580	2,292
Total	$100,575	$103,728	$104,408	$120,502	$123,878	$122,348

(1)	The cost information in the table above represents the aggregate current par value, multiplied by the purchase price of each security in the portfolio.
(2)	The notional balance for the structured MBS portfolio was $14.8 million and $16.7 million as of September 30, 2025 and December 31, 2024, respectively.

The following table is a summary of the Company’s net gain (loss) from the sales of MBS for the nine months ended September 30, 2025 and 2024.

(in thousands)
	Nine Months Ended September 30,
	2025	2024
Proceeds from sales of MBS	$9,786	$46,252
Carrying value of MBS sold	(9,964)	(46,814)
Net loss on sales of MBS	$(178)	$(562)

Gross gain on sales of MBS	$-	$-
Gross loss on sales of MBS	(178)	(562)
Net loss on sales of MBS	$(178)	$(562)

NOTE 4. REPURCHASE AGREEMENTS

The Company pledges certain of its MBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as “margin calls.” Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. During the three months ended  September 30, 2025 and 2024, the Company had met all margin call requirements.

As of September 30, 2025 and December 31, 2024, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
September 30, 2025
Fair value of securities pledged, including accrued interest receivable	$-	$85,610	$19,154	$-	$104,764
Repurchase agreement liabilities associated with these securities	$-	$81,744	$18,209	$-	$99,953
Net weighted average borrowing rate	-	4.37%	4.27%	-	4.36%
December 31, 2024
Fair value of securities pledged, including accrued interest receivable	$-	$84,954	$17,675	$20,063	$122,692
Repurchase agreement liabilities associated with these securities	$-	$81,215	$16,855	$19,111	$117,181
Net weighted average borrowing rate	-	4.70%	4.54%	4.76%	4.68%

In addition, cash pledged to counterparties for repurchase agreements was approximately $0.4 million and $0.6 million as of  September 30, 2025 and December 31, 2024, respectively.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any. At  September 30, 2025 and December 31, 2024, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and any cash pledged, including accrued interest on such securities) with all counterparties of approximately $4.9 million and $5.8 million, respectively. Summary information regarding amounts at risk with individual counterparties greater than 10% of the Company's stockholders' equity at  September 30, 2025 and December 31, 2024 is presented in the table below.

($ in thousands)
		% of	Weighted
		Stockholders'	Average
	Amount	Equity	Maturity
Repurchase Agreement Counterparty	at Risk	at Risk	(in Days)
September 30, 2025
Marex Capital Markets Inc.	$1,010	10.9%	23
Mirae Asset Securities (USA) Inc.	928	10.0%	44
December 31, 2024
South Street Securities, LLC	$1,226	18.0%	23
Marex Capital Markets Inc.	1,205	17.7%	18
Mitsubishi UFJ Securities, Inc.	858	12.6%	14
Mirae Asset Securities (USA) Inc.	842	12.3%	139
DV Securities, LLC.	834	12.2%	28
Clear Street LLC	794	11.6%	79

NOTE 5. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes Bimini’s assets pledged as collateral under its repurchase agreements and derivative agreements as of September 30, 2025 and December 31, 2024.

($ in thousands)
	September 30, 2025			December 31, 2024
	Repurchase	Derivative		Repurchase	Derivative
	Agreements	Agreements	Total	Agreements	Agreements	Total
PT MBS - at fair value	$102,326	$-	$102,326	$119,960	$-	$119,960
Structured MBS - at fair value	1,934	-	1,934	2,133	-	2,133
Accrued interest on pledged securities	504	-	504	599	-	599
Restricted cash	358	1,058	1,416	629	1,122	1,751
Total	$105,122	$1,058	$106,180	$123,321	$1,122	$124,443

Cash pledged to the Company from counterparties under repurchase agreements was $0.3 million at December 31, 2024. There was no cash pledged to the Company from counterparties under repurchase agreements at September 30, 2025. Cash received as margin is recognized as cash and cash equivalents with a corresponding amount recognized as an increase in repurchase agreements in the consolidated balance sheets.

NOTE 6. OFFSETTING ASSETS AND LIABILITIES

The Company’s derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of September 30, 2025 and December 31, 2024.

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not Offset
		Gross	of Liabilities	in the
	Gross	Amount	Presented	Consolidated Balance Sheet
	Amount	Offset in the	in the	Financial
	of	Consolidated	Consolidated	Instruments	Cash
	Recognized	Balance	Balance	Posted as	Posted as	Net
	Liabilities	Sheet	Sheet	Collateral	Collateral	Amount
September 30, 2025
Repurchase Agreements	$99,953	$-	$99,953	$(99,595)	$(358)	$-
	$99,953	$-	$99,953	$(99,595)	$(358)	$-
December 31, 2024
Repurchase Agreements	$117,181	$-	$117,181	$(116,552)	$(629)	$-
	$117,181	$-	$117,181	$(116,552)	$(629)	$-

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

NOTE 7. LONG-TERM DEBT

Long-term debt at September 30, 2025 and December 31, 2024 is summarized as follows:

(in thousands)
	September 30, 2025	December 31, 2024
Junior subordinated debt	$26,804	$26,804
Secured note payable	548	564
Total	$27,352	$27,368

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

As of September 30, 2025 and December 31, 2024, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million. The interest rate for the junior subordinated debt is the CME Term SOFR on the applicable reset date plus the tenor spread adjustment of 0.26161% plus the coupon spread of 3.50%. As of September 30, 2025 and December 31, 2024, the interest rate was 7.80% and 8.12%, respectively. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions, are redeemable at Bimini Capital's option, in whole or in part and without penalty, and have a final maturity of  December 15, 2035. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment to all present and future senior indebtedness.

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

The table below presents the future scheduled principal payments on the Company’s long-term debt.

(in thousands)
Last three months of 2025	$6
For the years:
2026	23
2027	25
2028	27
2029	29
After 2029 (cumulative)	27,242
Total	$27,352

NOTE 8. COMMON STOCK

There were no issuances of Bimini Capital's Class A Common Stock, Class B Common Stock or Class C Common Stock during the nine months ended September 30, 2025 and 2024.

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

As previously disclosed, in April 2020 and November 2021, the Company received demands for payment from Citigroup, Inc. related to the indemnification provisions of various mortgage loan purchase agreements entered into prior to 2007. As of September 30, 2025, no further information has been received related to this matter.  The ultimate resolution of this matter cannot presently be determined. However, in management's opinion, the demands are without merit and the likelihood of a material adverse outcome is remote. Accordingly, no provision or accrual has been recorded.

Management is not aware of any other significant reported or unreported contingencies at September 30, 2025.

NOTE 10. INCOME TAXES

The total income tax provision recorded for the nine months ended September 30, 2025 and 2024 was $0.6 million and $1.1 million, respectively, on consolidated pre-tax book income of $3.0 million and $1.2 million, respectively. The total income tax provision recorded for the three months ended September 30, 2025 and 2024 was $0.4 million and $0.5 million, respectively, on consolidated pre-tax book income of $2.2 million and $0.8 million, respectively. Company uses the discrete-period computation method for determining its income tax provision. The Company's income tax provision could be affected by numerous factors, including nondeductible expenses, the projected utilization of net operating loss carryovers (“NOLs”) and changes in its deferred tax assets and liabilities and their valuations.

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

NOTE 11. EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at September 30, 2025 and 2024.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at September 30, 2025 and 2024.

The table below reconciles the numerator and denominator of EPS for the nine and three months ended September 30, 2025 and 2024.

(in thousands, except per-share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Basic and diluted EPS per Class A common share:
Income attributable to Class A common shares:
Basic and diluted	$2,410	$194	$1,817	$255
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	10,005	10,005	10,005	10,005
Weighted average shares-basic and diluted	10,005	10,005	10,005	10,005
Income per Class A common share:
Basic and diluted	$0.24	$0.02	$0.18	$0.03

(in thousands, except per-share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Basic and diluted EPS per Class B common share:
Income attributable to Class B common shares:
Basic and diluted	$8	$1	$6	$1
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32	32	32
Weighted average shares-basic and diluted	32	32	32	32
Income per Class B common share:
Basic and diluted	$0.24	$0.02	$0.18	$0.03

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

The Company's MBS and Orchid common stock are recorded at fair value on a recurring basis as of  September 30, 2025 and December 31, 2024. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
September 30, 2025
Mortgage-backed securities	$104,408	$-	$104,408	$-
Orchid Island Capital, Inc. common stock	3,989	3,989	-	-
December 31, 2024
Mortgage-backed securities	$122,348	$-	$122,348	$-
Orchid Island Capital, Inc. common stock	4,427	4,427	-	-

During the nine months ended September 30, 2025 and 2024, there were no transfers of financial assets or liabilities between Levels 1, 2 or 3.

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

The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. As discussed in Note 2, the revenues of the asset management segment consist of management fees, overhead reimbursements and repurchase, clearing and administrative fees received pursuant to a management agreement with Orchid. Total revenues received under this management agreement for the nine and three months ended September 30, 2025 were approximately $11.9 million and $4.5 million, respectively, accounting for approximately 68% and 72% of consolidated revenues. Total revenues received under this management agreement for the nine and three months ended September 30, 2024 were approximately $9.4 million and $3.3 million, respectively, accounting for approximately 66% and 66% of consolidated revenues.

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

Segment information for the nine months ended September 30, 2025 and 2024 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2025
Advisory services, external customers	$11,851	$-	$-	$-	$11,851
Advisory services, other operating segments(1)	131	-	-	(131)	-
Interest and dividend income	-	5,473	-	-	5,473
Interest expense(2)	-	(3,655)	(1,622)	-	(5,277)
Net revenues	11,982	1,818	(1,622)	(131)	12,047
Other income (expense), net	-	(356)	-	-	(356)
Operating expenses(3)	(5,923)	(2,792)	-	-	(8,715)
Intercompany expenses(1)	-	(131)	-	131	-
Income (loss) before income taxes	$6,059	$(1,461)	$(1,622)	$-	$2,976

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2024
Advisory services, external customers	$9,397	$-	$-	$-	$9,397
Advisory services, other operating segments(1)	101	-	-	(101)	-
Interest and dividend income	-	4,780	1	-	4,781
Interest expense(2)	-	(3,739)	(1,820)	-	(5,559)
Net revenues	9,498	1,041	(1,819)	(101)	8,619
Other income, net	-	1,067	-	-	1,067
Operating expenses(3)	(5,430)	(3,009)	1	-	(8,438)
Intercompany expenses(1)	-	(101)	-	101	-
Income (loss) before income taxes	$4,068	$(1,002)	$(1,818)	$-	$1,248

Segment information for the three months ended  September 30, 2025 and 2024 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2025
Advisory services, external customers	$4,458	$-	$-	$-	$4,458
Advisory services, other operating segments(1)	50	-	-	(50)	-
Interest and dividend income	-	1,739	-	-	1,739
Interest expense(2)	-	(1,157)	(544)	-	(1,701)
Net revenues	4,508	582	(544)	(50)	4,496
Other income, net	-	669	-	-	669
Operating expenses(3)	(2,117)	(855)	-	-	(2,972)
Intercompany expenses(1)	-	(50)	-	50	-
Income (loss) before income taxes	$2,391	$346	$(544)	$-	$2,193

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2024
Advisory services, external customers	$3,301	$-	$-	$-	$3,301
Advisory services, other operating segments(1)	40	-	-	(40)	-
Interest and dividend income	-	1,690	-	-	1,690
Interest expense(2)	-	(1,373)	(608)	-	(1,981)
Net revenues	3,341	317	(608)	(40)	3,010
Other income (expense), net	-	421	(1)	-	420
Operating expenses(3)	(1,735)	(892)	-	-	(2,627)
Intercompany expenses(1)	-	(40)	-	40	-
Income (loss) before income taxes	$1,606	$(194)	$(609)	$-	$803

(1)	Includes fees paid by Royal Palm to Bimini Advisors for advisory services at an annualized rate of 1.5% of capital allocated to Royal Palm's MBS portfolio.
(2)	Includes interest on repurchase agreements in the Investment Portfolio column and long-term debt in the Corporate column.
(3)	Operating expenses are allocated based on each segment’s proportional share of total revenues.

Assets in each reportable segment as of September 30, 2025 and December 31, 2024 were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
September 30, 2025	$2,356	$130,599	6,794	$139,749
December 31, 2024	2,006	146,714	6,134	154,854

NOTE 14. RELATED PARTY TRANSACTIONS

At both September 30, 2025 and December 31, 2024, the Company owned 569,071 shares of Orchid common stock, representing approximately 0.4% and 0.7%, respectively, of Orchid’s outstanding common stock on such dates. The Company received dividends on this common stock investment of approximately $0.6 million and $0.6 million during the nine months ended September 30, 2025 and 2024, respectively, and $0.2 million and $0.2 million during the three months ended  September 30, 2025 and 2024, respectively.

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

Results of Operations

Described below are the Company’s results of operations for the nine and three months ended September 30, 2025, as compared to the nine and three months ended September 30, 2024.

Net Income Summary

Consolidated net income for the nine months ended September 30, 2025 was $2.4 million, or $0.24 basic and diluted income per share of Class A Common Stock, as compared to consolidated net income of $0.2 million, or $0.02 basic and diluted income per share of Class A Common Stock, for the nine months ended September 30, 2024. Consolidated net income for the three months ended September 30, 2025 was $1.8 million, or $ 0.18 basic and diluted income per share of Class A Common Stock, as compared to consolidated net income of $0.3 million, or $0.03 basic and diluted income per share of Class A Common Stock, for the three months ended September 30, 2024.

The components of net income for the nine and three months ended September 30, 2025 and 2024, along with the changes in those components are presented in the table below.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Advisory services revenues	$11,851	$9,397	$2,454	$4,458	$3,301	$1,157
Interest and dividend income	5,473	4,781	692	1,739	1,690	49
Interest expense	(5,277)	(5,559)	282	(1,701)	(1,981)	280
Net revenues	12,047	8,619	3,428	4,496	3,010	1,486
Other (expense) revenue	(356)	1,067	(1,423)	669	420	249
Expenses	(8,715)	(8,438)	(277)	(2,972)	(2,627)	(345)
Net income before income tax provision	2,976	1,248	1,728	2,193	803	1,390
Income tax provision	558	1,053	(495)	370	547	(177)
Net income	$2,418	$195	$2,223	$1,823	$256	$1,567

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

Gains (Losses) on Derivative Instruments

(in thousands)
		Funding Hedges
	Consolidated	Attributed to	Attributed to
	Statement of	Current	Future
	Operations	Period	Periods
Three Months Ended	(GAAP)	(Non-GAAP)	(Non-GAAP)
September 30, 2025	$(170)	$108	$(278)
June 30, 2025	(431)	112	(543)
March 31, 2025	(1,369)	106	(1,475)
December 31, 2024	3,015	1	3,014
September 30, 2024	(1,991)	(36)	(1,955)
June 30, 2024	212	44	168
March 31, 2024	1,171	21	1,150
Nine Months Ended
September 30, 2025	$(1,970)	$326	$(2,296)
September 30, 2024	(608)	29	(637)

Economic Net Portfolio Interest Income

(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
	GAAP		Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
September 30, 2025	$1,534	$1,157	$(108)	$1,049	$377	$485
June 30, 2025	1,582	1,191	(112)	1,079	391	503
March 31, 2025	1,742	1,307	(106)	1,201	435	541
December 31, 2024	1,673	1,402	(1)	1,401	271	272
September 30, 2024	1,485	1,373	36	1,409	112	76
June 30, 2024	1,287	1,157	(44)	1,113	130	174
March 31, 2024	1,394	1,208	(21)	1,187	186	207
Nine Months Ended
September 30, 2025	$4,858	$3,655	$(326)	$3,329	$1,203	$1,529
September 30, 2024	4,166	3,738	(29)	3,709	428	457

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income

(in thousands)
			Interest
	Net Portfolio		Expense on
	Interest Income		Long-Term	Net Interest Income (Expense)
	GAAP	Economic	Debt	GAAP	Economic
Three Months Ended	Basis	Basis(1)	(GAAP)	Basis	Basis(2)
September 30, 2025	$377	$485	$544	$(167)	$(59)
June 30, 2025	391	503	540	(149)	(37)
March 31, 2025	435	541	538	(103)	3
December 31, 2024	271	272	581	(310)	(309)
September 30, 2024	112	76	607	(495)	(531)
June 30, 2024	130	174	605	(475)	(431)
March 31, 2024	186	207	608	(422)	(401)
Nine Months Ended
September 30, 2025	$1,203	$1,529	$1,622	$(419)	$(93)
September 30, 2024	428	457	1,820	(1,392)	(1,363)

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Segment Information

We have two operating segments; (a) the asset management segment, which includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm, and (b) the investment portfolio segment, which includes the investment activities conducted by Royal Palm.

Segment information for the nine months ended September 30, 2025 and 2024 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2025
Advisory services, external customers	$11,851	$-	$-	$-	$11,851
Advisory services, other operating segments(1)	131	-	-	(131)	-
Interest and dividend income	-	5,473	-	-	5,473
Interest expense(2)	-	(3,655)	(1,622)	-	(5,277)
Net revenues	11,982	1,818	(1,622)	(131)	12,047
Other income (expense), net	-	(356)	-	-	(356)
Operating expenses(3)	(5,923)	(2,792)	-	-	(8,715)
Intercompany expenses(1)	-	(131)	-	131	-
Income (loss) before income taxes	$6,059	$(1,461)	$(1,622)	$-	$2,976

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2024
Advisory services, external customers	$9,397	$-	$-	$-	$9,397
Advisory services, other operating segments(1)	101	-	-	(101)	-
Interest and dividend income	-	4,780	1	-	4,781
Interest expense(2)	-	(3,739)	(1,820)	-	(5,559)
Net revenues	9,498	1,041	(1,819)	(101)	8,619
Other income, net	-	1,067	-	-	1,067
Operating expenses(3)	(5,430)	(3,009)	1	-	(8,438)
Intercompany expenses(1)	-	(101)	-	101	-
Income (loss) before income taxes	$4,068	$(1,002)	$(1,818)	$-	$1,248

Segment information for the three months ended September 30, 2025 and 2024 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2025
Advisory services, external customers	$4,458	$-	$-	$-	$4,458
Advisory services, other operating segments(1)	50	-	-	(50)	-
Interest and dividend income	-	1,739	-	-	1,739
Interest expense(2)	-	(1,157)	(544)	-	(1,701)
Net revenues	4,508	582	(544)	(50)	4,496
Other income, net	-	669	-	-	669
Operating expenses(3)	(2,117)	(855)	-	-	(2,972)
Intercompany expenses(1)	-	(50)	-	50	-
Income (loss) before income taxes	$2,391	$346	$(544)	$-	$2,193

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2024
Advisory services, external customers	$3,301	$-	$-	$-	$3,301
Advisory services, other operating segments(1)	40	-	-	(40)	-
Interest and dividend income	-	1,690	-	-	1,690
Interest expense(2)	-	(1,373)	(608)	-	(1,981)
Net revenues	3,341	317	(608)	(40)	3,010
Other income (expense), net	-	421	(1)	-	420
Operating expenses(3)	(1,735)	(892)	-	-	(2,627)
Intercompany expenses(1)	-	(40)	-	40	-
Income (loss) before income taxes	$1,606	$(194)	$(609)	$-	$803

(1)	Includes fees paid by Royal Palm to Bimini Advisors for advisory services at an annualized rate of 1.5% of capital allocated to Royal Palm's MBS portfolio.
(2)	Includes interest expense on repurchase agreements in the Investment Portfolio column and long-term debt in the Corporate column.
(3)	Corporate expenses are allocated based on each segment’s proportional share of total revenues.

Assets in each reportable segment were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
September 30, 2025	$2,356	$130,599	6,794	$139,749
December 31, 2024	2,006	146,714	6,134	154,854

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

(in thousands)
			Advisory Services
					Repurchase,
	Average	Average			Clearing and
	Orchid	Orchid	Management	Overhead	Administrative
Three Months Ended	MBS	Equity	Fee	Allocation	Fees	Total
September 30, 2025	$7,674,720	$1,108,307	$3,294	$887	$277	$4,458
June 30, 2025	6,865,727	1,012,986	2,982	582	247	3,811
March 31, 2025	5,995,702	902,590	2,747	608	227	3,582
December 31, 2024	5,348,057	817,241	2,488	677	222	3,387
September 30, 2024	4,984,279	780,010	2,448	637	216	3,301
June 30, 2024	4,203,416	699,766	2,257	732	178	3,167
March 31, 2024	3,887,545	672,057	2,161	598	170	2,929
Nine Months Ended
September 30, 2025	$6,845,383	$1,007,961	$9,023	$2,077	$751	$11,851
September 30, 2024	4,358,413	717,278	6,866	1,967	564	9,397

Investment Portfolio Segment

Net Portfolio Interest Income

During the nine months ended September 30, 2025, we generated $1.2 million of net portfolio interest income, consisting of $4.9 million of interest income from MBS assets offset by $3.7 million of interest expense on repurchase liabilities. For the comparable period ended September 30, 2024, we generated $0.4 million of net portfolio interest income, consisting of $4.2 million of interest income from MBS assets offset by $3.7 million of interest expense on repurchase liabilities. The $0.7 million increase in interest income was due to a $20.4 million increase in average MBS holdings, offset by a 26 basis point (“bp”) decrease in yields. There was a $0.1 million decrease in interest expense for the nine months ended September 30, 2025 that was due to a 110 bp decrease in cost of funds, offset by a $19.5 million increase in average repurchase liabilities.

During the three months ended September 30, 2025, we generated $0.4 million of net portfolio interest income, consisting of $1.5 million of interest income from MBS assets offset by $1.2 million of interest expense on repurchase liabilities. For the comparable period ended September 30, 2024, we generated $0.1 million of net portfolio interest income, consisting of $1.5 million of interest income from MBS assets offset by $1.4 million of interest expense on repurchase liabilities. The $0.05 million increase in interest income was due to a $3.6 million increase in average MBS holdings, offset by a 1 bp decrease in yields. There was a $0.2 million decrease in interest expense for the three months ended September 30, 2025 that was due to a 102 bp decrease in cost of funds, offset by a $2.9 million increase in average repurchase liabilities.

Our economic interest expense on repurchase liabilities for the nine months ended September 30, 2025 and 2024 was $3.3 million and $3.7 million, respectively, resulting in $1.5 million and $0.5 million of economic net portfolio interest income, respectively. Our economic interest expense on repurchase liabilities for the three months ended September 30, 2025 and 2024 was $1.0 million and $1.4 million, respectively, resulting in $0.5 million and $0.1 million of economic net portfolio interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for the nine months ended September 30, 2025 and 2024 and each quarter in 2025 and 2024 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Held(1)	Income	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
September 30, 2025	$106,016	$1,534	5.79%	$100,848	$1,157	$1,049	4.59%	4.16%
June 30, 2025	114,294	1,582	5.54%	108,626	1,191	1,079	4.39%	3.97%
March 31, 2025	121,657	1,742	5.73%	116,346	1,307	1,201	4.49%	4.13%
December 31, 2024	120,388	1,673	5.56%	115,102	1,402	1,401	4.87%	4.87%
September 30, 2024	102,422	1,485	5.80%	97,949	1,373	1,409	5.61%	5.75%
June 30, 2024	87,539	1,287	5.88%	83,737	1,157	1,113	5.53%	5.32%
March 31, 2024	90,697	1,394	6.15%	85,753	1,208	1,187	5.63%	5.54%
Nine Months Ended
September 30, 2025	$113,989	$4,858	5.68%	$108,607	$3,655	$3,329	4.49%	4.09%
September 30, 2024	93,553	4,166	5.94%	89,147	3,738	3,709	5.59%	5.55%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(2)	Basis	Basis(4)
September 30, 2025	$377	$485	1.20%	1.63%
June 30, 2025	391	503	1.15%	1.57%
March 31, 2025	435	541	1.24%	1.60%
December 31, 2024	271	272	0.69%	0.69%
September 30, 2024	112	76	0.19%	0.05%
June 30, 2024	130	174	0.35%	0.56%
March 31, 2024	186	207	0.52%	0.61%
Nine Months Ended
September 30, 2025	$1,203	$1,529	1.19%	1.59%
September 30, 2024	428	457	0.35%	0.39%

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

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Three Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
September 30, 2025	$103,880	$2,136	$106,016	$1,504	$30	$1,534	5.79%	5.80%	5.79%
June 30, 2025	112,069	2,225	114,294	1,549	33	1,582	5.53%	5.95%	5.54%
March 31, 2025	119,380	2,277	121,657	1,704	38	1,742	5.71%	6.76%	5.73%
December 31, 2024	118,052	2,336	120,388	1,636	37	1,673	5.54%	6.18%	5.56%
September 30, 2024	100,005	2,417	102,422	1,445	40	1,485	5.78%	6.77%	5.80%
June 30, 2024	85,097	2,442	87,539	1,242	45	1,287	5.84%	7.45%	5.88%
March 31, 2024	88,206	2,491	90,697	1,348	46	1,394	6.11%	7.38%	6.15%
Nine Months Ended
September 30, 2025	$111,776	$2,213	$113,989	$4,757	$101	$4,858	5.67%	6.18%	5.68%
September 30, 2024	91,103	2,450	93,553	4,035	131	4,166	5.90%	7.20%	5.94%

Cost of Funds

Since all of our repurchase agreements are short-term, changes in market rates have a more immediate impact on our interest expense. Our average cost of funds calculated on a GAAP basis was 28 bps above the average one-month SOFR and 22 bps above the average six-month SOFR for the quarter ended September 30, 2025. Our average economic cost of funds was 15 bps below the average one-month SOFR and 21 bps below the average six-month SOFR for the quarter ended September 30, 2025. The average term to maturity of the outstanding repurchase agreements was 26 days at September 30, 2025, compared to 49 days at December 31, 2024. The tables below present the average outstanding balances under our repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month SOFR rates for each quarter in 2025 and 2024, on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Agreements	Basis	Basis	Basis	Basis
September 30, 2025	$100,848	$1,157	$1,049	4.59%	4.16%
June 30, 2025	108,626	1,191	1,079	4.39%	3.97%
March 31, 2025	116,346	1,307	1,201	4.49%	4.13%
December 31, 2024	115,102	1,402	1,401	4.87%	4.87%
September 30, 2024	97,949	1,373	1,409	5.61%	5.75%
June 30, 2024	83,737	1,157	1,113	5.53%	5.32%
March 31, 2024	85,753	1,208	1,187	5.63%	5.54%
Nine Months Ended
September 30, 2025	$108,607	$3,655	$3,329	4.49%	4.09%
September 30, 2024	89,147	3,738	3,709	5.59%	5.55%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average SOFR		One-Month	Six-Month	One-Month	Six-Month
Three Months Ended	One-Month	Six-Month	SOFR	SOFR	SOFR	SOFR
September 30, 2025	4.31%	4.37%	0.28%	0.22%	(0.15)%	(0.21)%
June 30, 2025	4.32%	4.37%	0.07%	0.02%	(0.35)%	(0.40)%
March 31, 2025	4.33%	4.55%	0.16%	(0.06)%	(0.20)%	(0.42)%
December 31, 2024	4.53%	5.03%	0.34%	(0.16)%	0.34%	(0.16)%
September 30, 2024	5.16%	5.37%	0.45%	0.24%	0.59%	0.38%
June 30, 2024	5.34%	5.39%	0.19%	0.14%	(0.02)%	(0.07)%
March 31, 2024	5.32%	5.39%	0.31%	0.24%	0.22%	0.15%
Nine Months Ended
September 30, 2025	4.32%	4.43%	0.17%	0.06%	(0.23)%	(0.34)%
September 30, 2024	5.27%	5.38%	0.32%	0.21%	0.28%	0.17%

Dividend Income from Orchid

During both of the nine months ended September 30, 2025 and 2024, we owned 569,071 shares of Orchid common stock. Orchid paid total dividends of $1.08 per share during both the nine months ended September 30, 2025 and 2024, resulting in dividend income of approximately $0.6 million in each period.

Long-Term Debt

Junior Subordinated Debt

The junior subordinated debt securities paid interest at a floating rate. The interest rate is the CME Term SOFR on the applicable reset date plus the tenor spread adjustment of 0.26161% plus the coupon spread of 3.50%. Interest expense on our junior subordinated debt securities was $1.6 million and $1.8 million for the nine months ended September 30, 2025 and 2024, respectively. The average rate of interest paid for the nine months ended September 30, 2025 was 8.07% compared to 9.09% for the comparable period in 2024. Interest expense on our junior subordinated debt securities was $0.5 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively. The average rate of interest paid for the three months ended September 30, 2025 and 2024 was 8.03% and 9.04%, respectively.

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

Gains or Losses and Other Income

The table below presents our gains or losses and other income for the nine and three months ended September 30, 2025 and 2024.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Realized losses on sales of MBS	$(178)	$(562)	$384	$-	$-	$-
Unrealized gains on MBS	2,230	2,356	(126)	$839	$2,480	$(1,641)
Total gains on MBS	2,052	1,794	258	839	2,480	(1,641)
Losses on derivative instruments	(1,970)	(608)	(1,362)	(170)	(1,991)	1,821
Unrealized losses on Orchid Island Capital, Inc. common stock	(438)	(120)	(318)	-	(68)	68

We invest in MBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from trading in these securities. However, we have sold, and may sell in the future, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the nine months ended September 30, 2025 and 2024, we received proceeds totaling $9.8 million and $46.3 million, respectively, from the sales of MBS.

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

	5 Year	10 Year	15 Year	30 Year	Three
	U.S. Treasury	U.S. Treasury	Fixed-Rate	Fixed-Rate	Month
	Rate(1)	Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	SOFR(3)
September 30, 2025	3.73%	4.15%	5.49%	6.30%	4.35%
June 30, 2025	3.80%	4.23%	5.89%	6.77%	4.34%
March 31, 2025	3.98%	4.25%	5.89%	6.65%	4.35%
December 31, 2024	4.38%	4.57%	6.00%	6.85%	4.69%
September 30, 2024	3.58%	3.80%	5.16%	6.08%	5.31%
June 30, 2024	4.33%	4.34%	6.16%	6.86%	5.35%
March 31, 2024	4.22%	4.21%	6.11%	6.79%	5.31%

(1)	Historical 5 Year and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 15 Year and 30 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical SOFR is obtained from the Federal Reserve Bank of New York. The SOFR averages are compounded averages of the SOFR over rolling 30 and 180 day periods.

Operating Expenses

For the nine and three months ended September 30, 2025, our total operating expenses were approximately $8.7 million and $3.0 million, respectively, compared to $8.4 million and $2.6 million for the nine and three months ended September 30, 2024, respectively, as detailed in the table below.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Compensation and related benefits	$5,567	$5,402	$165	$1,795	$1,755	$40
Direct advisory services costs	1,272	1,249	23	485	396	89
Legal fees	239	59	180	81	15	66
Accounting, auditing and other professional fees	613	440	173	280	111	169
Directors’ fees and liability insurance	579	630	(51)	189	214	(25)
Administrative and other expenses	444	659	(215)	140	136	4
	$8,714	$8,439	$275	$2,970	$2,627	$343

Income Tax Provision

We recorded income tax provisions for the nine months ended September 30, 2025 and 2024 of approximately $0.6 million and $1.1 million, respectively, on consolidated pre-tax book income of $3.0 million and $1.2 million, respectively. We recorded income tax provisions for the three months ended September 30, 2025 and 2024 of approximately $0.4 million and $0.5 million, respectively, on consolidated pre-tax book income of $2.2 million and $0.8 million, respectively. The Company uses the discrete-period computation method for determining its income tax provision.  Our income tax provision could be affected by numerous factors, including non-deductible expenses, the projected utilization of net operating loss carryovers and changes in our deferred tax assets and liabilities and their valuations, and can result in significant variations in the customary relationship between pretax income and income tax expense.

Financial Condition:

Mortgage-Backed Securities

As of September 30, 2025, our MBS portfolio consisted of $104.4 million of agency or government MBS at fair value and had a weighted average coupon of 5.26%. During the nine months ended September 30, 2025, we received principal repayments of $10.2 million compared to $10.1 million for the comparable period ended September 30, 2024. The average prepayment speeds for the quarters ended September 30, 2025 and 2024 were 16.8% and 6.3%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
September 30, 2025	16.4	18.8	16.8
June 30, 2025	10.3	7.3	9.9
March 31, 2025	7.5	6.2	7.3
December 31, 2024	10.9	12.5	11.1
September 30, 2024	6.3	6.7	6.3
June 30, 2024	10.9	5.5	10.0
March 31, 2024	18.0	9.2	16.5

The following tables summarize certain characteristics of our PT MBS and structured MBS as of September 30, 2025 and December 31, 2024:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
September 30, 2025
Fixed Rate MBS	$102,326	98.0%	5.60%	330	1-Aug-54
Structured MBS	2,082	2.0%	2.90%	275	15-May-51
Total MBS Portfolio	$104,408	100.0%	5.26%	329	1-Aug-54
December 31, 2024
Fixed Rate MBS	$120,056	98.1%	5.60%	341	1-Jan-55
Structured MBS	2,292	1.9%	2.85%	281	15-May-51
Total MBS Portfolio	$122,348	100.0%	5.26%	340	1-Jan-55

($ in thousands)
	September 30, 2025		December 31, 2024
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$29,528	28.3%	$32,692	26.7%
Freddie Mac	74,880	71.7%	89,656	73.3%
Total Portfolio	$104,408	100.0%	$122,348	100.0%

	September 30, 2025	December 31, 2024
Weighted Average Pass-through Purchase Price	$102.99	$102.72
Weighted Average Structured Purchase Price	$4.48	$4.48
Weighted Average Pass-through Current Price	$101.74	$99.63
Weighted Average Structured Current Price	$14.02	$13.71
Effective Duration (1)	2.699	3.622

(1)

Effective duration is the approximate percentage change in price for a 100 basis point change in rates. An effective duration of 2.699 indicates that an interest rate increase of 1.0% would be expected to cause a 2.699% decrease in the value of the MBS in our investment portfolio at September 30, 2025. An effective duration of 3.622 indicates that an interest rate increase of 1.0% would be expected to cause a 3.622% decrease in the value of the MBS in our investment portfolio at December 31, 2024. These figures include the structured securities in the portfolio but do include the effect of our hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of September 30, 2025, assuming rates instantaneously fall 200 bps, fall 100 bps and rise 100 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS’ effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-200BPS	-100BPS	+100BPS	-200BPS	-100BPS	+100BPS
Fixed Rate MBS	$102,326	$3,638	$2,245	$(3,430)	3.56%	2.19%	(3.35)%
Structured MBS	2,082	(186)	(53)	7	(8.93)%	(2.55)%	0.34%
Total MBS Portfolio	$104,408	$3,452	$2,192	$(3,423)	3.31%	2.10%	(3.28)%
	Notional	$ Change in Fair Value			% Change in Fair Value
Repurchase Agreement Hedges	Amount(1)	-200BPS	-100BPS	+100BPS	-200BPS	-100BPS	+100BPS
Interest Rate Futures Contracts	62,400	(7,960)	(3,843)	3,595	(12.76)%	(6.16)%	5.76%
Gross Totals		$(4,508)	$(1,651)	$172

(1)	Represents the average contract/notional amount of U.S. Treasury and SOFR futures contracts.

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

Repurchase Agreements

As of September 30, 2025, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with six of these counterparties. We believe these facilities provide borrowing capacity in excess of our needs. None of these lenders are affiliated with us. These borrowings are secured by our MBS.

As of September 30, 2025, we had obligations outstanding under the repurchase agreements of approximately $100.0 million with a net weighted average borrowing cost of 4.36%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 14 to 44 days, with a weighted average maturity of 26 days. Securing the repurchase agreement obligation as of September 30, 2025 are MBS with an estimated fair value, including accrued interest, of $104.8 million. Through November 6, 2025, we have been able to maintain our repurchase facilities with comparable terms to those that existed at September 30, 2025 with maturities through November 13, 2025.

The table below presents information about our period-end, maximum and average repurchase agreement obligations for each quarter in 2025 and 2024.

	Ending	Maximum	Average	Difference Between Ending
	Balance	Balance	Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Agreements	Amount	Percent
September 30, 2025	$99,953	$101,788	$100,848	$(895)	(0.89)%
June 30, 2025	101,742	115,096	108,626	(6,884)	(6.34)%
March 31, 2025	115,511	117,603	116,346	(835)	(0.72)%
December 31, 2024	117,181	117,324	115,102	2,079	1.81%
September 30, 2024	113,023	113,026	97,949	15,074	15.39%
June 30, 2024	82,876	84,553	83,737	(861)	(1.03)%
March 31, 2024	84,599	87,523	85,753	(1,154)	(1.35)%

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

In future periods we expect to continue to finance our activities through repurchase agreements and through revenues from our advisory services business. As of September 30, 2025, we had cash and cash equivalents of $9.6 million. We generated cash flows of $15.0 million from principal and interest payments on our MBS portfolio and had average repurchase agreements outstanding of $108.6 million during the nine months ended September 30, 2025. In addition, during the nine months ended September 30, 2025, we received approximately $11.9 million in management fees and expense reimbursements as manager of Orchid and approximately $0.6 million in dividends from our investment in Orchid common stock.

Capital Expenditures

At September 30, 2025, we had no material commitments for capital expenditures.

Outlook

Orchid Island Capital Inc.

Orchid reported net income for the third quarter 2025 of $55.6 million, and its stockholders’ equity increased from $912.0 million at the end of the second quarter of 2025 to $1,086.1 million at September 30, 2025. Orchid is obligated to reimburse us for direct expenses paid on its behalf and to pay to us Orchid’s pro rata share of overhead as defined in the management agreement. As a stockholder of Orchid, we will also continue to share in distributions, if any, paid by Orchid to its stockholders. Our operating results are also impacted by changes in the market value of our holdings of Orchid common shares, although these market value changes do not impact our cash flows from Orchid.

Economic Summary

Offsetting forces have driven economic activity and outlook since the new U.S. presidential administration took office in January. On the one hand the significant tariffs introduced have clouded the economic outlook and added upward pressure on prices – or at least such upward pressure is anticipated even if it hasn’t materialized to the extent expected to date.  On the other hand, the administration has a decidedly pro-business agenda and has enacted the One Big Beautiful Bill Act (the “OBBB”), which made permanent most of the tax legislation originally enacted in 2017 as part of the Tax Cuts and Jobs Act of 2017, with minor revisions. The OBBB is likely to be stimulative for the economy yet unlikely to reduce pressure on the fiscal deficit in the near term, itself a source of stimulus for the economy.  The net effect of these two opposing forces appears, at least for now, to be leaning in the direction of economic weakness, especially for the labor market, which softened during the third quarter. The Chairman of the Fed has stated that the FOMC views the balance of risks as skewed towards economic and labor market weakness versus inflation, with the effects of tariffs causing only a one-time increase in prices versus a persistent source of inflation.  In response to the deterioration in the labor market, the Fed lowered the Fed Funds rate by 25 basis points at their September meeting and again at the October meeting, although subsequent remarks by the Chairman imply they may not lower the funds rate again at upcoming meetings.

The impact of tariffs on inflation, particularly goods inflation, has yet to meet market expectations, although there is evidence of such price pressures emerging.  Further, it remains possible, to the extent tariff-induced price increases have been absorbed by other parties along the supply chain, that such pressure could increase in the future to the extent the price increases are not fully absorbed. There is also the possibility that the stimulative effects of the OBBB and numerous other efforts on the part of the administration to reduce regulations, stimulate growth and onshore of production back into the U.S. could prevail and cause economic growth to rebound, perhaps significantly.  These considerations are behind the subset of Fed officials and market participants that feel economic and labor market weakness, and the need for the Fed to ease monetary policy, is misplaced or will only prove to be temporary.

On October 1, 2025, the U.S. federal government shut down as Congress was unable to agree on a funding bill to keep the government running.  The shutdown of the government prevented most economic data from being released, adding uncertainty to the economic outlook. To the extent the shutdown continues for an extended period of time, the shutdown itself will become a source of economic weakness as most federal employees go unpaid and the government – the largest consumer in the economy – has limited capacity to spend.

Interest Rates

Interest rate movements during the third quarter were very minor – less than 10 basis points – for all points along the cash U.S. Treasury curve and the SOFR swap curve for maturities longer than 2 years.  For shorter maturities rate movements were larger – and as much as 35 to 40 basis points lower – for maturities inside 2 years.  The largest declines were around the 6-month maturity, reflecting market expectations of interest rate cuts by the Fed over the next two quarters. One-year maturities, in both cash U.S. Treasuries and SOFR swaps, declined by 30 and 22 basis points, respectively, again reflecting market expectations of Fed Funds rate cuts in the near term. Since the end of the third quarter, interest rates have declined slightly more – approximately 10 basis points in the case of longer maturities – as a result of uncertainty surrounding the government shutdown.

As rates were relatively stable for longer maturity U.S. Treasuries and SOFR swaps and lower for shorter duration instruments, both the cash U.S. Treasury curve and SOFR swap curve remained upward sloping and the steepness of both curves increased modestly.  The spread between the 2-year and 10-year U.S. Treasury securities has increased by approximately 5 basis points to approximately 55 basis points at quarter end, and remained in that area since.

While interest rates were relatively unchanged during the quarter, implied volatility in interest rate swaptions declined materially during the quarter. The MOVE index, comprised of a basket of four interest rate swaptions and a widely referenced proxy for interest rate volatility, has been declining since May 2025, when the administration announced reciprocal tariffs.  The index peaked in April at nearly 140 and has declined since, reaching a recent low of just under 67 on October 27, 2025.  For reference, the index was at approximately 90 on June 30, 2025.  Declining interest rate volatility is beneficial for Agency RMBS given the prepayment option held by the borrowers of the loans underlying the securities.

The Agency MBS Market

The market conditions described above – low interest rate volatility and the prospects for reduced funding levels via Fed Funds rate cuts – were generally conducive to Agency RMBS performance.  Spreads to comparable duration U.S. Treasuries and SOFR swaps declined, and most securities generated positive absolute and relative returns.  However, as prevailing mortgage rates available to borrowers declined over the third quarter and into the fourth quarter prepayments have increased for securities with premium prices and expectations for continued high prepayment rates remain. The Mortgage Bankers Association index of 30-year contract rates declined from 6.79% for the week ended June 27, 2025, to 6.46% for the week ended September 26, 2025.  The index has declined slightly more since the end of the third quarter. Secondly, the Trump administration has spoken of privatizing Fannie Mae and Freddie Mac (the "Enterprises"), although it does not appear as if this development is imminent.  If it were to occur, an important consideration would be if the implicit government guarantee of the securities issued by the Enterprises would be retained.  Comments made by the administration to date indicate that they would likely be maintained, but there can be no assurance that would be the case.

The Agency RMBS index generated a return for the third quarter of 2.4% and a return of 1.2% versus comparable duration swaps, as compared to 2.7% and 1.5%, respectively for these measures, for the investment grade corporate index, and 2.4% and 1.3%, respectively for these measures, for high yield debt.  Total returns for U.S. Treasury securities and most sectors of the fixed income markets generated positive total returns and excess returns versus comparable duration swaps for the third quarter.

Within Agency RMBS for the third quarter of 2025, conventional 30-year mortgages generated a total return of 2.6%, 15-year mortgages generated a total return of 1.5% and Ginnie Mae 30-year mortgages generated a total return of 2.2%.  Versus comparable duration swaps, the returns were 1.4%, 0.4% and 1.0% for 30-year conventional, 15-year conventional and Ginnie Mae 30-year mortgages, respectively.  The Company invests predominantly in 30-year conventional mortgages.  Because of the prospect of higher prepayment speeds and their negative effects on realized yields, higher coupon and premium dollar price Agency RMBS generated returns that lagged all lower coupons. Absolute returns within the 30-year stack of coupons ranged between 3.1% and 2.5% for par and lower dollar price Agency RMBS, and generally followed the durations of the Agency RMBS, with high duration/lower coupon Agency RMBS generating the highest returns. Agency RMBS with premium prices ranged from 2.3% to 0.7%, again with the longest duration/lowest coupons generating the highest returns. Versus comparable duration swaps, excess returns followed a similar pattern with the exception of the 4.0 and 4.5% coupons generating excess returns higher than surrounding coupon Agency RMBS – the result of market technical developments (a shortage of available bonds versus demand) that emerged during the third quarter. The range of excess returns across the coupon stack ranged from 1.9% for 2.0% coupons to 0.4% for 6.5% securities, and 7.0% securities had a negative excess return of -0.5%.

Recent Legislative and Regulatory Developments

In response to the deterioration in the markets for U.S. Treasuries, Agency RMBS and other mortgage and fixed income markets resulting from the impacts of the COVID-19 pandemic, the Fed implemented a program of quantitative easing. Through November of 2021, the Fed was committed to purchasing $80 billion of U.S. Treasuries and $40 billion of Agency RMBS each month. In November of 2021, it began tapering its net asset purchases each month, ended net asset purchases by early March of 2022, and ended asset purchases entirely in September of 2022. On May 4, 2022, the FOMC announced a plan for reducing the Fed’s balance sheet. In June of 2022, in accordance with this plan, the Fed began reducing its balance sheet by a maximum of $30 billion of U.S. Treasuries and $17.5 billion of Agency RMBS each month. On September 21, 2022, the FOMC announced the Fed’s decision to continue reducing its balance sheet by a maximum of $60 billion of U.S. Treasuries and $35 billion of Agency RMBS per month. On May 1, 2024, the FOMC announced the Fed’s decision to reduce its balance sheet by a maximum of $25 billion of U.S. Treasury securities and remove the cap on Agency RMBS reduction, with any amounts in excess of $35 billion per month being reinvested in U.S. Treasury securities.  On March 19, 2025, the FOMC announced the Fed's decision to reduce its balance sheet by a maximum of $5 billion of U.S. Treasury securities beginning April 1, 2025. Relatively high interest rates and slow prepayment speeds have kept the balance sheet reduction for Agency RMBS below $20 billion per month throughout 2024 and the third quarter of 2025.  As of September 30, 2025, the Fed had reduced its balance sheet for Agency RMBS by approximately $654 billion from the peak to $2.1 trillion, shedding approximately 49% of the Agency RMBS added during pandemic quantitative easing and representing the lowest level since February 2021. In remarks on October 14, 2025, Fed Chairman Jerome Powell signaled that the Fed may end its balance sheet runoff in the coming months.

On September 14, 2021, the U.S. Treasury and the FHFA suspended certain policy provisions in the Enterprise capital framework established in December 2020, including limits on loans acquired for cash consideration, multifamily loans, loans with higher risk characteristics and second homes and investment properties (the "September 2021 Provisions"). Effective April 26, 2022, the FHFA further amended this framework by, among other things, replacing the fixed leverage buffer equal to 1.5% of an Enterprise’s adjusted total assets with a dynamic leverage buffer equal to 50% of an Enterprise’s stability capital buffer, reducing the risk weight floor from 10% to 5%, and removing the requirement that the Enterprises must apply an overall effectiveness adjustment to their credit risk transfer exposures. On June 14, 2022, the Enterprises announced that they would each charge a 50 bps fee for commingled securities issued on or after July 1, 2022 to cover the additional capital required for such securities under the Enterprise capital framework, which was subsequently reduced on January 19, 2023 to 9.375 bps for commingled securities issued on or after April 1, 2023 to address industry concern that the fee posed a risk to the fungibility of the Uniform Mortgage-Backed Security and negatively impacted liquidity and pricing in the market for TBA securities. On November 30, 2023, the FHFA published a final rule, which became effective April 1, 2024, which reduced the risk weight and credit conversion factor for guarantees on commingled securities to 5% and 50%, respectively; replaced the current exposure methodology with the standardized approach for counterparty credit risk as the method for computing exposure and risk-weighted asset amounts for derivatives and cleared transactions; updated the credit score assumption to 680 for single-family mortgage exposures originated without a representative credit score; and introduced a risk weight of 20% for guarantee assets. On January 2, 2025, the U.S. Treasury and FHFA entered into a letter agreement deleting the September 2021 Provisions entirely, as well as providing additional guidance on the process for a potential end to the conservatorship of the Enterprises. In March 2025, the Trump administration's nominee for FHFA director, Bill Pulte, was confirmed and replaced 14 board members at the Enterprises. Although this led to some speculation in the market regarding an end to conservatorship, the new FHFA director signaled a more cautious approach, stating that significant study on the impact to mortgage rates would need to be done prior to any privatization of the Enterprises. During the third quarter of 2025, the Trump administration signaled an intention to begin the privatization of the Enterprises through an initial public offering, but did not announce that they have taken any formal steps towards such an offering.

On July 27, 2023, the federal banking regulators, including the Office of the Comptroller of the Currency, (the "OCC") the FDIC and the Fed, jointly issued a proposed rule that would revise large bank capital requirements (the "Basel III Endgame").  The Basel III Endgame, if implemented as originally proposed, would significantly increase the credit weight risk for balance-sheet mortgages and for Agency RMBS sold to the GSEs, which could disincentivize banks from originating mortgages for sale to the GSEs and impact pricing in the Agency RMBS markets.  The comment period for the Basel III Endgame closed on January 16, 2024, and the proposed rule was met with strong objections from the banking industry. While implementation of the Basel III Endgame has since stalled, Fed Vice Chair for Supervision Michelle Bowman commented in August 2025 that a revised Basel III Endgame is expected to be issued for public comment in early 2026, which the market expects to be more capital-neutral than the original proposal. On June 27, 2025, the Fed, OCC and FDIC jointly issued a proposed rule to revise the enhanced supplementary leverage ratio for globally systemically important bank holding companies (“GSIBs”), with comments open to the public until August 26, 2025. The proposed rule seeks to promote effective GSIB capital management and remove disincentives for banks to engage in low-risk activities, particularly in the U.S. Treasury market. This shift is expected to free up significant capital, allowing GSIBs greater discretion in asset allocation and potentially fostering increased lending and economic activity.

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

Summary

The path of economic performance, the level of interest rates and the performance of Agency RMBS appear to be at a crossroads.  During the third quarter, the path seemed to steer towards slower growth, lower rates and generally solid performance for Agency RMBS. The labor market in particular appears to have weakened significantly over the past two quarters, and the Fed intervened and lowered the Fed Funds rate by 25 basis points at their September and October meetings, although they may not continue to do so at subsequent meetings unless conditions warrant.  The U.S. federal government shut down on October 1, 2025 has only added to the fear the economy will remain weak.  However, other measures of economic performance, when available, indicate the economy may not be so weak.  Growth, as measured by GDP, remains well above 0%, retail sales and corporate earnings remain strong, developments with artificial intelligence have the potential to materially lift productivity and output, and the administration has a profoundly pro-growth agenda – all of which suggest the current softness may be temporary. The outcome will likely emerge over the next quarter or two.

While it remains to be seen just which path the economy takes going forward, the third quarter was conducive to solid performance for the Agency RMBS market and the Company.  The sector generated positive absolute and excess returns, and the Company (and Orchid) generated positive total returns for the quarter as well. Also, Orchid continued to grow its capital through the issuance of shares of common stock through its at the market program, increasing the base on which the Company's advisory services revenue is generated.  While Agency RMBS generated positive returns for the third quarter of 2025, returns available in the sector remain above historical averages. To the extent such favorable market conditions persist, we expect that Orchid will be able to deploy new capital with the prospects for above average returns.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed, in April 2020 and November 2021, the Company received demands for payment from Citigroup, Inc. related to the indemnification provisions of various mortgage loan purchase agreements entered into prior to 2007. As of September 30, 2025, no further information has been received related to this matter.  The ultimate resolution of this matter cannot presently be determined. However, in management's opinion, the demands are without merit and the likelihood of a material adverse outcome is remote. Accordingly, no provision or accrual has been recorded.

We are not party to any other material pending legal proceedings as described in Item 103 of Regulation S-K.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 7, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not have any unregistered sales of its equity securities during the three months ended September 30, 2025.

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

The Company did not repurchase shares of its common stock during the three months ended September 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

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

BIMINI CAPITAL MANAGEMENT, INC.

Date: November 7, 2025	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: November 7, 2025	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)