Form 10-K
period 2025-12-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2026-03-13
CIK 1275477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2025:

Title of each Class	Shares held by non-affiliates	Aggregate market value held by non-affiliates
Class A Common Stock, $0.001 par value	5,358,791	$5,198,027(a)
Class B Common Stock, $0.001 par value	20,760	$1,000 (b)
Class C Common Stock, $0.001 par value	31,938	$1,500 (b)

(a) The aggregate market value was calculated by using the last sale price of the Class A Common Stock as of June 30, 2025.

(b) The market value of the Class B and Class C Common Stock is an estimate based on their initial purchase price.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	March 12, 2026	10,005,457
Class B Common Stock, $0.001 par value	March 12, 2026	31,938
Class C Common Stock, $0.001 par value	March 12, 2026	31,938

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders of the Registrant are incorporated by reference into Part III of this Annual Report on Form 10‑K (this “Report”).

true

BIMINI CAPITAL MANAGEMENT, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Report that are subject to risks and uncertainties. In some cases, these statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “should,” “may,” “plans,” “projects,” “will,” or similar expressions, or the negative of these words. These forward-looking statements involve risks and uncertainties because they relate to events, developments, and circumstances relating to our business, industry financial condition, liquidity, results of operations, plans and objectives and/or general economic or other conditions that may or may not occur in the future or may occur on longer or shorter timelines or to a greater or lesser degree than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, forward-looking statements are not guarantees of future performance, and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this Report as a result of the following factors, among others:

●	adverse movements in interest rates;
●	our business and investment strategy;
●	our ability to acquire investments on attractive terms;
●	the effect of prepayment rates on the value of our assets;
●	our ability to access the capital markets;
●	our ability to obtain future financing arrangements;
●	our ability to successfully hedge the interest rate risk and prepayment risk associated with our portfolio;
●	our understanding of our competition and our ability to compete effectively;
●	our ability to quantify risk based on historical experience;
●	our ability to forecast our tax attributes, which are based upon various facts and assumptions, and our ability to protect and use our net operating loss carryforwards ("NOLs") to offset future taxable income, including whether our stockholder rights plan will be effective in preventing an ownership change that would significantly limit our ability to utilize such NOLs;
●	the impact of technology on our operations and business;
●	our ability to maintain our exemption from the obligation to register under the Investment Company Act of 1940, as amended (the “Investment Company Act”);
●	market trends;
●	the effect of actual, anticipated or proposed actions of the U.S. government, including the U.S. Federal Reserve (the "Fed"), the Federal Housing Finance Agency (the "FHFA"), the Federal Housing Administration (the "FHA"), the Federal Open Market Committee (the "FOMC") and the U.S. Treasury, on interest rates, monetary policy, fiscal policy and the housing and credit markets;
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

PART I

ITEM 1. BUSINESS

Overview

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital” and, collectively with its subsidiaries, the “Company,” “we”, “us” or “our”) is a specialty finance company that operates in two business segments: (i) investing in mortgage-backed securities (“MBS”) and Orchid Island Capital, Inc. (“Orchid”) common stock in our own portfolio, (ii) and serving as the external manager of Orchid which also invests in MBS. In both cases, the principal and interest payments of these MBS are guaranteed by Fannie Mae, Freddie Mac or the Government National Mortgage Association (“Ginnie Mae” and, collectively with Fannie Mae and Freddie Mac, “GSEs”) and are backed primarily by single-family residential mortgage loans. We refer to these types of MBS as “Agency MBS.” Our portfolio primarily consists of traditional pass-through ("PT") Agency MBS, such as mortgage PT certificates and collateralized mortgage obligations (“CMOs”) issued by the GSEs; and structured Agency MBS, such as interest only securities (“IOs”), inverse interest only securities (“IIOs”) and principal only securities (“POs”).

The Company’s operations are classified into two reportable segments: the investment portfolio segment and the asset management segment.

The investment portfolio segment includes the investment activities conducted at Bimini Capital’s wholly owned subsidiary, Royal Palm Capital, LLC (“Royal Palm”). The investment portfolio segment receives revenue in the form of interest and dividend income on its investments. References to the general management of the Company’s portfolio of MBS refer to the operations of Royal Palm.

The asset management segment includes the arrangement by which the Company, through Bimini Advisors, LLC, an investment advisor registered with the SEC, serves as the external manager of Orchid. From this arrangement the Company receives management fees and expense reimbursements. Bimini Advisors, LLC is a wholly owned subsidiary of Bimini Advisors Holdings, LLC ("Holdings"), which is a wholly owned subsidiary of Royal Palm. Holdings and Bimini Advisors, LLC are collectively referred to as “Bimini Advisors.”

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

Pending Acquisition of Tom Johnson Investment Management

On January 13, 2026, the Company announced that Holdings has entered into an agreement to purchase eighty percent (80%) of the fully diluted equity interests of Tom Johnson Investment Management, LLC (“TJIM”), a privately held registered investment adviser. The transaction is expected to close at the beginning of the second quarter of 2026. As of the announcement date, TJIM had approximately $1.6 billion of assets under management across equity and fixed income markets. TJIM’s management agreements are diverse, covering individual accounts, sub-advisory agreements, and wrap programs. The existing owners of TJIM will retain an ownership interest in TJIM and Bimini intends to retain its current staff and investment management team following the closing of the transaction. The transaction documents include mutual put and call rights that could result in our acquisition of the remaining 20% equity interest retained by the existing owners. The transaction is intended to transition Bimini into a pure asset management firm with a more diverse mix of assets under its respective management teams.

If the acquisition of TJIM is completed, the composition of the Company’s business will change both from the perspective of how its capital is deployed and how it reports its results for its operating segments.  The acquisition of an 80% ownership interest in TJIM will require the deployment of a significant portion of the Company’s capital, including all capital currently deployed into the investment portfolio, with the exception of shares of Orchid.  The results of TJIM going forward would represent a significant portion of the Company’s aggregate results.  If the acquisition is completed and the Company is able to generate and retain earnings going forward, the Company expects that such funds will be deployed into an Agency MBS investment portfolio, in which case they are expected to be managed more conservatively in terms of the amount of leverage employed when compared to leverage employed by the Company historically. Given the Company’s intention to retain ownership of shares of Orchid if the transaction closes, the Company’s operating segments would consist of the management of Orchid, the controlling stake in the operations of TJIM, and to a lesser extent its investment portfolio, for a total of three reportable segments.

With respect to the Company’s results of operations for 2025 and 2024, the investment portfolio comprised one of the Company’s reportable segments and the Company deployed significant capital to those operations. Accordingly, such operations are described in detail below.

The Investment Strategy

With respect to our own portfolio, our objective is to generate attractive risk-adjusted total returns over the long term through a combination of capital appreciation and interest income. We intend to achieve this objective by investing in PT Agency MBS and structured Agency MBS. We seek to generate income from (i) the net interest margin on the leveraged PT MBS portfolio and the leveraged portion of the structured Agency MBS portfolio, and (ii) the interest income we generate from the unleveraged portion of the structured Agency MBS portfolio. We also seek to minimize the volatility of both the net asset value of, and income from, the portfolio through asset selection, liquidity and active interest rate risk management.

We fund the PT Agency MBS and certain of the structured Agency MBS through repurchase agreements. However, we generally do not employ leverage on the structured Agency MBS that have no principal balance, such as IOs and IIOs, because those securities contain structural leverage. We may pledge a portion of structured assets to increase the cash balance, but we do not intend to invest the cash derived from pledging these assets.

Our investment strategy consists of the following components:

●	investing in PT Agency MBS, including specified pools, CMOs and certain structured Agency MBS on a leveraged basis to increase returns on the capital allocated to this portfolio;
●

investing in certain structured Agency MBS, such as IOs and IIOs, generally on an unleveraged basis in order to (i) increase returns due to the structural leverage contained in such securities, (ii) enhance liquidity due to the fact that these securities will be unencumbered or, when encumbered, the cash from such borrowings may be retained and (iii) diversify portfolio interest rate risk due to the different interest rate sensitivity these securities have compared to PT Agency MBS;

●	investing in Agency MBS in order to minimize credit risk;

●	investing in Orchid common stock, and, potentially, other REIT common stock;
●	investing in assets that will cause us to maintain our exclusion from regulation as an investment company under the Investment Company Act; and
●	hedging our financing costs in order to protect our net-interest margin during periods of rising short-term interest rates.

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

A key feature of most mortgage loans is the ability of the borrower to repay principal earlier than scheduled. This is called a prepayment. Prepayments arise primarily due to sale of the underlying property, refinancing, foreclosure or accelerated amortization by the borrower. Prepayments result in a return of principal to PT certificate holders. This may result in a lower or higher rate of return upon reinvestment of principal. This is generally referred to as prepayment uncertainty. If a security purchased at a premium prepays at a higher-than-expected rate, then the value of the premium would be eroded at a faster-than-expected rate. Similarly, if a discount mortgage prepays at a lower-than-expected rate, the amortization towards par would be accumulated at a slower-than-expected rate. The possibility of these undesirable effects is sometimes referred to as “prepayment risk.”

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

Pass-through Agency MBS loans with characteristics such that prepayment risk is reduced when pooled together are referred to as “specified pools.”  Such securities typically trade at a premium to pools without such favorable characteristics and the magnitude of the premium varies with the perceived benefit of the favorable loan characteristic. Such securities are expected to result in higher realized interest income over time. Examples of such favorable loan characteristics would be lower loan balances. The primary reason is the cost to refinance a mortgage loan is to a large extent fixed. Since the benefit of a lower interest rate and the resulting interest savings over time decline as the outstanding loan balance declines, all else equal the decline in the interest rate must be larger as the outstanding loan balance declines in order to justify the cost to refinance the loan. Additional examples would be loans to borrowers with lower credit scores since such borrowers typically cannot qualify for lower loans as readily as borrowers with higher credit scores. The Company typically allocates a high percentage of its pass-through Agency MBS to specified pools.

We may also invest in To-Be-Announced Forward Contracts ("TBAs"). A TBA security is a forward contract for the purchase or sale of Agency MBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific Agency MBS to be delivered into the contract are not known until shortly before the settlement date. We may choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting TBA position, net settling the offsetting positions for cash, and simultaneously purchasing or selling a similar TBA contract for a later settlement date (together referred to as a "dollar roll transaction"). The Agency MBS purchased or sold for a forward settlement date are typically priced at a discount to equivalent securities settling in the current month. This difference, or "price drop," is the economic equivalent of interest income on the underlying Agency MBS, less an implied funding cost, over the forward settlement period (referred to as "dollar roll income"). Consequently, forward purchases of Agency MBS and dollar roll transactions represent a form of off-balance sheet financing. These TBAs are accounted for as derivatives and changes in fair value are recognized through the income statement and are not included in interest income.

The mortgage loans underlying PT certificates can generally be classified into the following categories:

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

Collateralized Mortgage Obligation MBS

CMOs are a type of MBS the principal and interest of which are paid, in most cases, on a monthly basis. CMOs may be collateralized by whole mortgage loans, but are more typically collateralized by pools of mortgage PT securities issued directly by or under the auspices of the GSEs. CMOs are structured into multiple classes, with each class bearing a different stated maturity. Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class. Investors holding the longer maturity classes receive principal only after the first class has been retired. Generally, fixed-rate MBS are used to collateralize CMOs. However, the CMO tranches need not all have fixed-rate coupons. Some CMO tranches have floating rate coupons that adjust based on market interest rates, subject to some limitations. Such tranches, often called “CMO floaters,” can have relatively low price sensitivity to interest rates.

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

Derivative Instruments. We may enter into derivative instruments to economically hedge against the possibility that rising rates may adversely impact the cost of our repurchase agreement liabilities. The principal instruments that the Company has used to date are federal funds ("Fed Funds"), SOFR and Treasury Note (“T-Note”) futures contracts and options to enter into interest rate swaps (“interest rate swaptions”) and TBA securities transactions, but we may enter into other derivatives in the future.

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

Additionally, our structured Agency MBS generally exhibit sensitivities to movements in interest rates different than our PT Agency MBS. To the extent they do so, our structured Agency MBS may protect us against declines in the market value of our combined portfolio that result from adverse interest rate movements, although we cannot assure you that this will be the case.

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

Because our business may be adversely affected if prepayment rates are different than our projections, we seek to invest in specified pools of Agency MBS backed by mortgages with well-documented and predictable prepayment histories. To protect against increases in prepayment rates, we invest in Agency MBS backed by mortgages that we believe are less likely to be prepaid. For example, we invest in Agency MBS backed by mortgages (i) with loan balances low enough such that a borrower would likely have little incentive to refinance, (ii) extended to borrowers with credit histories weak enough to not be eligible to refinance their mortgage loans, (iii) that are newly originated fixed-rate or hybrid ARMs or (iv) that have interest rates low enough such that a borrower would likely have little incentive to refinance. To protect against decreases in prepayment rates, we may also invest in specified pools of Agency MBS backed by mortgages with characteristics opposite to those described above, which would typically be more likely to be refinanced. We may also invest in certain types of structured Agency MBS as a means of mitigating our portfolio-wide prepayment risks. For example, certain tranches of CMOs are less sensitive to increases in prepayment rates, and we may invest in those tranches as a means of hedging against increases in prepayment rates.

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

To the extent we are unable to adequately manage our interest rate exposure and are subjected to substantial margin calls, we may be forced to sell assets at an inopportune time which in turn could impair our liquidity and reduce our borrowing capacity and book value. We did not experience significant margin call activity in 2025.

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

We treat whole-pool PT Agency MBS as qualifying real estate assets based on no-action letters issued by the staff of the SEC. In August 2011, the SEC, through a concept release, requested comments on interpretations of Section 3(c)(5)(C). To the extent that the SEC or its staff publishes new or different guidance with respect to these matters, we may fail to qualify for this exemption. We manage our PT Agency MBS portfolio such that we have sufficient whole-pool PT Agency MBS to ensure we maintain our exemption from registration under the Investment Company Act. At present, we generally do not expect that our investments in structured Agency MBS will constitute qualifying real estate assets, but will constitute real estate-related assets for purposes of the Investment Company Act.

Employees and Human Capital Resources

As of December 31, 2025, we had 10 full-time salaried employees, none of whom are subject to a collective bargaining agreement. We provide a variety of benefit programs including a 401(k) plan and health, dental and other insurance. We believe our relationship with our employees is excellent.

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

Available Information

Our investor relations website is https://ir.biminicapital.com. We make available on the website under "Financials/SEC filings," free of charge, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any other reports (including any amendments to such reports) as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Our corporate governance guidelines, code of business conduct and ethics, board committee charters, and certain other corporate governance policies are also posted on the website. Information on our website, however, is not part of this Report. In addition, all of our filed reports can be obtained at the SEC’s website at http://www.sec.gov.

ITEM 1A. RISK FACTORS.

You should carefully consider the risks and uncertainties described below and all other information contained in this Report, including our annual consolidated financial statements and related notes thereto, and our other reports filed with or furnished to the SEC before making an investment decision regarding our common stock. These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. Our business, financial condition or results of operations could be harmed by any of these risks. Similarly, these risks could cause the market price of our common stock to decline and you might lose all or part of your investment. Our actual results could differ materially from those anticipated by our forward-looking statements as a result of the risk factors below. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

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

●	We may not complete our proposed acquisition of Tom Johnson Investment Management, LLC (“TJIM”), and failure to complete the acquisition could negatively affect our business, stock price, and future operations.
●	Even if we complete our proposed acquisition of TJIM, we may not realize the anticipated benefits of the acquisition, and the acquisition may disrupt our current operations or expose us to additional risks.
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

Short-term interest rates may become higher than long-term interest rates, which is typically referred to as an inverted treasury or yield curve. An inverted yield curve occurred during 2022 through the majority of 2024, and may occur again in the future.  Under such conditions the Company’s funding costs may equal or exceed yields available on the Company assets, adversely impacting our financial condition and results of operations and our ability to pay distributions to our stockholders.

As the Federal Reserve began to increase over-night funding rates during 2022, short-term interest rates began to rise faster than longer-term interest rates and eventually the treasury yield curve became inverted, whereby yields on short-terms rates exceeded yields on long-term interest rates.  This condition continued through 2023 and the majority of 2024, and may occur again in the future.  Consistent with this development, funding costs associated with the Company’s borrowings increased during these periods relative to yields on the Company’s MBS securities.  As a result, the Company’s net interest income declined during these periods.  The Company employed various hedging strategies to offset the inverted yield curve.  However, such hedges may not be adequate to protect the Company’s net interest income if the yield curve inverts again in the future. If the yield curve inverts again in the future, the financial conditions, results of operations and the Company could be materially adversely affected.

Increased levels of prepayments on the mortgages underlying our Agency MBS might decrease net interest income or result in a net loss, which could materially adversely affect our business, financial condition and results of operations.

In the case of residential mortgages, there are seldom any restrictions on borrowers’ ability to prepay their loans. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, governmental action, general economic conditions and the relative interest rates on ARMs, hybrid ARMs and fixed-rate mortgage loans. To the extent that our PT Agency MBS are carried at a premium to par, faster-than-expected prepayments could also materially adversely affect our business, financial condition and results of operations in various ways, including, if we are unable to quickly acquire new Agency MBS that generate comparable returns to replace the prepaid Agency MBS.

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

We may not complete our proposed acquisition of TJIM, and failure to complete the acquisition could negatively affect our business, stock price, and future operations.

On January 13, 2026, we announced that a subsidiary of Bimini Capital entered into an agreement to acquire 80% of the fully diluted equity interests of Tom Johnson Investment Management, LLC, a privately held registered investment adviser (the “TJIM Acquisition”). The TJIM Acquisition is expected to close at the beginning of the second quarter of 2026. However, there can be no assurance that it will be completed on the anticipated timeline, or at all.

Completion of the TJIM Acquisition is conditioned on the principal seller entering into a new three-year employment agreement with TJIM and is also subject to customary conditions, including the receipt of all necessary regulatory, contractual and other consents, including from TJIM’s existing clients. Many of these conditions are not within our control, and we cannot predict whether or when these conditions will be satisfied.

If for any reason the TJIM Acquisition is not completed on the anticipated timeline, or at all, our business, results of operations, and stock price could be adversely affected in a number of ways, including the following:

●

We will have incurred significant transaction costs, including legal, accounting, financial advisory, and other fees and expenses, in connection with the proposed acquisition, which must be paid regardless of whether the transaction is completed.

●

Management attention has been, and will continue to be, diverted from day-to-day operations while the acquisition is pending. If the acquisition is not completed, management will have devoted substantial time and resources to a transaction that will not be consummated, which could adversely affect our financial results.

●

We announced the TJIM Acquisition as a strategic step to transition Bimini into a pure asset management firm with a more diverse mix of assets under management. If the acquisition is not completed, we may not be able to realize these anticipated strategic benefits or may need to pursue alternative strategies that may be less favorable or more costly.

●

Failure to complete the acquisition could result in negative publicity and negatively impact our reputation in the marketplace, which could make it more difficult for us to pursue similar strategic transactions in the future.

Additionally, the market price of our common stock may decline to the extent that the current market price of our shares reflects a market assumption that the acquisition will be completed and the anticipated benefits will be realized. More information regarding the proposed acquisition can be found in the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2026.

Even if we complete the TJIM Acquisition, we may not realize the anticipated benefits of the acquisition, and the acquisition may disrupt our current operations or expose us to additional risks.

Assuming the TJIM Acquisition is completed, we will face a number of risks that could adversely affect our business, financial condition, and results of operations.

We announced the acquisition as a strategic step to transition Bimini into a pure asset management firm with a more diverse mix of assets under management, and we anticipate that the Company (including TJIM) will realize other benefits from the transaction. However, there can be no assurance that we will be able to successfully realize these anticipated strategic and financial benefits. If we are unable to achieve our strategic objectives following the acquisition, we may not realize a satisfactory return on our investment, which could adversely affect our business, financial condition, and results of operations.

The success of the acquisition depends in part on retaining TJIM's existing management team and key employees, including TJIM’s principal seller. Although completion of the acquisition is conditioned on the principal seller entering into a new three-year employment agreement with TJIM and certain other key employees entering into employment agreements with TJIM, there can be no assurance that he or other key employees will remain with TJIM following the acquisition or the expiration of any employment agreement. The loss of key personnel could materially and adversely affect TJIM's investment performance and client relationships, and therefore our return on investment in TJIM.

Clients of TJIM may choose to terminate their advisory relationships with TJIM prior to or following the closing of the acquisition. Loss of a significant portion of TJIM's client base or assets under management could materially and adversely affect the financial performance of TJIM and therefore our return on investment and results of operation.

The purchase price for the acquisition is based on a multiple of TJIM's revenue, with up to $12,000,000 of the purchase price payable at closing, 12.5% of which is to be held in escrow to secure the seller parties’ indemnification obligations and the Company’s right to any applicable post-closing purchase price adjustment. The remaining portion of the purchase price, if any, will be paid over the next one to three years following closing (depending on the total purchase price). In addition, the transaction agreements include mutual put and call rights that could result in our acquisition of the remaining 20% equity interest retained by the sellers. These future payment obligations could strain our financial resources and limit our ability to pursue other strategic opportunities.

Integration of TJIM's operations, technology systems, personnel, and business processes may be complex, time-consuming, and expensive. The integration process could disrupt both companies' ongoing businesses and divert management attention from day-to-day operations, which could harm our business and financial results. We may also encounter unforeseen difficulties, costs, or delays in connection with the integration.

Adverse market developments could cause our lenders to require us to pledge additional assets as collateral. If our assets were insufficient to meet these collateral requirements, we might be compelled to liquidate particular assets at inopportune times and at unfavorable prices, which could materially adversely affect our business, financial condition and results of operations.

Adverse market developments, including a sharp or prolonged rise in interest rates, a change in prepayment rates or increasing market concern about the value or liquidity of one or more types of Agency MBS, might reduce the market value of our portfolio, which might cause our lenders to initiate margin calls. The specific collateral value to borrowing ratio that would trigger a margin call is not set in the master repurchase agreements and not determined until we engage in a repo transaction under these agreements. Our fixed-rate Agency MBS generally are more susceptible to margin calls as increases in interest rates tend to more negatively affect the market value of fixed-rate securities. The threat or occurrence of a margin call could force us to sell, either directly or if we are unable to satisfy such margin call through a foreclosure, our Agency MBS under adverse market conditions. Because of the significant leverage we have and expect to have, we may incur substantial losses upon the threat or occurrence of a margin call, which could materially adversely affect our business, financial condition and results of operations. We have sold Agency MBS to satisfy margin calls in the past in adverse market conditions. These sales have, and may in the future, cause us to realize losses. This risk is magnified given that the Company’s equity capital, particularly its tangible equity, is relatively small.

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

There are no perfect hedging strategies, and interest rate hedging strategies deployed by us have failed, and strategies deployed by us may fail in the future, to protect us from loss. Alternatively, we may fail to properly assess a risk to our investment portfolio or may fail to recognize a risk entirely, leaving us exposed to losses without the benefit of any offsetting hedging activities. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. The nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging activities could result in losses if the event against which we hedge does not occur. These risks are magnified given that the Company’s equity capital, particularly its tangible equity, is relatively small.

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

Significant adverse changes in financial market conditions can result in a deleveraging of the global financial system and the forced sale of large quantities of mortgage-related and other financial assets. Concerns over high interest rates, inflation, economic recession, geopolitical issues including events such as global pandemics, the conflicts in Ukraine and the Middle East, policy priorities of the U.S. presidential administration, trade wars, unemployment, the availability and cost of financing, the mortgage market and a declining real estate market or prolonged government shutdown have in the past contributed, and may contribute in the future, to increased volatility and diminished expectations for the economy and markets.

Increased volatility and deterioration in the markets for mortgages and mortgage-related assets as well as the broader financial markets have in the past adversely affected, and may adversely affect in the future, the performance and market value of our Agency MBS and our investment in Orchid common stock. If these conditions exist, institutions from which we seek financing for our investments may tighten their lending standards, increase margin calls or become insolvent, which could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability and financial condition may be adversely affected if we are unable to obtain cost-effective financing for our investments.

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

When we engage in a repo transaction, we initially sell securities to the financial institution under one of our master repurchase agreements in exchange for cash, and our counterparty is obligated to resell the securities to us at the end of the term of the transaction, which is typically less than 90 days but may be up to 364 days or more. The cash we receive when we initially sell the securities is less than the value of those securities, which is referred to as the “haircut.” Many financial institutions from which we may obtain repurchase agreement financing have increased their haircuts in the past and may do so again in the future. When haircuts are increased, we are required to post additional cash or securities as collateral for our Agency MBS. If our counterparty defaults on its obligation to resell the securities to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). We would also lose money on a repo transaction if the value of the underlying securities had declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Any losses we incur on our repo transactions could materially adversely affect our business, financial condition and results of operations.

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

Cybersecurity-related incidents, which include the use of computer malware, ransomware, viruses, and computer hacking and phishing attacks that could result in unauthorized access, theft, misuse, loss, release, or destruction of data, account takeovers, unavailability of services, or other events, have become more prevalent in the financial services industry and may occur on our or certain of our third party service providers' systems in the future These types of threats may derive from human error, fraud, or malice on the part of external or internal parties or may result from accidental technological failure. Further, these types of threats may be exacerbated by recent developments in artificial intelligence and its increased use to produce sophisticated malware, phishing schemes, and other fraudulent activities. We rely heavily on our financial, accounting and other data processing systems. Although we have not suffered a breach to date, financial services institutions have reported breaches of their systems, some of which have been significant. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that we, or certain of our third-party service providers have experienced an undetected breach, and it is likely that other financial institutions have experienced more breaches than have been detected and reported. There is no assurance that we, or certain of the third parties that facilitate our business activities, have not or will not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems (or the networks or systems of certain third parties that facilitate our business activities) or any failure to maintain performance, reliability and security of certain of our third-party service providers' technical infrastructure.

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

We have operated and intend to continue to operate our business so as to be exempt from registration under the Investment Company Act, because we are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Specifically, we invest and intend to continue to invest so that at least 55% of the assets that we own on an unconsolidated basis consist of qualifying mortgages and other liens and interests in real estate, which are collectively referred to as “qualifying real estate assets,” and so that at least 80% of the assets we own on an unconsolidated basis consist of real estate-related assets (including our qualifying real estate assets). We treat Fannie Mae, Freddie Mac and Ginnie Mae whole-pool residential mortgage PT securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate assets based on no-action letters issued by the SEC. To the extent that the SEC publishes new or different guidance with respect to these matters, we may fail to qualify for this exemption.

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

Our Rights Plan could prevent a change in our control that would otherwise be favorable to our stockholders; however, if it fails to prevent a change in our control, we may lose all or most of the anticipated tax benefits associated with our prior losses, which [could/would] materially adversely affect our financial condition.

Our Board of Directors has adopted a Rights Agreement (as amended, the “Rights Plan”) in an effort to protect against a possible limitation on our ability to use our NOLs and net capital loss carryovers (“NCLs”) by discouraging investors from aggregating ownership of our Class A Common Stock and triggering an “ownership change” for purposes of Sections 382 and 383 of the Code. Under the terms of the Rights Plan, in general, if a person or group acquires ownership of 4.9% or more of the outstanding shares of our Class A Common Stock without the consent of our Board of Directors (an “Acquiring Person”), all of our other stockholders will have the right to purchase securities from us at a discount to such securities’ fair market value, thus causing substantial dilution to the Acquiring Person. As a result, the Rights Plan may have the effect of preventing or impeding a change in control not approved by our Board of Directors and, notwithstanding its purpose, could adversely affect our stockholders’ ability to realize a premium over the then-prevailing market price for our common stock in connection with such a transaction. In addition, because our Board of Directors may consent to certain transactions, the Rights Plan gives our Board of Directors significant discretion over whether a potential acquirer’s efforts to acquire a large interest in us will be successful.

Our Board of Directors adopted a first amendment to the Rights Plan in December 2025. The Company plans to submit the amendment for stockholder approval at the Company’s 2026 annual meeting of stockholders. The failure to obtain such approval will result in automatic termination of the Rights Plan on June 30, 2026. There can be no assurance that the Rights Plan will prevent an “ownership change” within the meaning of Sections 382 and 383 of the Code, especially if the Rights Plan were to terminate, in which case we may lose all or most of the anticipated tax benefits associated with our prior losses, which [could/would] materially adversely affect our financial condition.

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

This summary is limited to the U.S. federal income tax risks addressed below. Additional risks or issues may exist that are not addressed in this Form 10-K and that could affect the U.S. federal and state income tax treatment of us or our stockholders. This summary is not intended to be used and cannot be used by any stockholder to avoid penalties that may be imposed on stockholders under the Code. Management strongly urges stockholders to seek advice based on their particular circumstances from their tax advisor concerning the effects of federal, state and local income tax law on an investment in our common stock.

Our ability to use NOLs and NCLs to reduce our taxable income may be limited.

We must have taxable income or net capital gains to benefit from our NOLs and NCLs, as well as certain other tax attributes. Although we believe that a significant portion of our NOLs will be available to use to offset the future taxable income of Bimini Capital and Royal Palm, no assurance can be provided that we will have taxable income or gains in the future to apply against our remaining NOLs and NCLs.

In addition, our NOLs and NCLs may be limited by Sections 382 and 383 of the Code if we undergo an “ownership change.” Generally, an “ownership change” occurs if certain persons or groups increase their aggregate ownership in our company by more than 50 percentage points looking back over the relevant testing period. If an ownership change occurs, our ability to use our NOLs and NCLs to reduce our taxable income in a future year would be limited to a Section 382 limitation equal to the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change. In the event of an ownership change, NOLs and NCLs that exceed the Section 382 limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period and such losses can be used to offset taxable income for years within the carryforward period subject to the Section 382 limitation in each year. However, if the carryforward period for any NOL or NCL were to expire before that loss had been fully utilized, the unused portion of that loss would be lost. The carryforward period for NOLs incurred through 2017 is 20 years from the year in which the losses giving rise to the NOLs were incurred, and the carryforward period for NCL is five years from the year in which the losses giving rise to the NCL were incurred. Our use of new NOLs or NCLs arising after the date of an ownership change would not be affected by the Section 382 limitation (unless there were another ownership change after those new losses arose).

Based on our knowledge of our stock ownership, we do not believe that an ownership change has occurred since our losses were generated. Accordingly, we believe that at the current time there is no limitation imposed by the application of Section 382 on our use of NOLs or NCLs.  However, for post-2017 losses, the Jobs and Tax Cuts Act of 2017 modified the general rule such that a net operating loss can only offset 80 percent of taxable income in the year it is utilized, so our post-2017 NOLs are limited by this tax law change. The rules for pre-2017 NOLs remain unchanged, and are 100% available to offset taxable income.  In addition, post-2017 NOLs can now be carried forward indefinitely instead of being limited to 20 years for pre-2017 NOLs. The determination of whether an ownership change has occurred or will occur is complicated and depends on changes in percentage stock ownership among stockholders. We adopted the Rights Plan described above in order to discourage or prevent an ownership change. However, there can be no assurance that the Rights Plan will prevent an ownership change. In addition, we have not obtained, and currently do not plan to obtain, a ruling from the Internal Revenue Service, or IRS, regarding our conclusion as to whether our losses are subject to any such limitations. Furthermore, we may decide in the future that it is necessary or in our interest to take certain actions that could result in an ownership change. Therefore, no assurance can be provided as to whether an ownership change has occurred or will occur in the future.

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

Mr. Cauley, our Chief Executive Officer and Chairman of our Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Orchid. Mr. Haas, our Chief Financial Officer, Chief Investment Officer and President, is a member of the Board of Directors of Orchid, and serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Orchid. Messrs. Cauley and Haas, as well as Mr. Robert Dwyer, an independent member of our Board of Directors, own shares of common stock of Orchid at the time of this filing and may continue to own shares in the future. Accordingly, Messrs. Cauley, Haas, and Dwyer have a conflict of interest with respect to actions by Bimini Capital or Bimini Advisors that relate to Orchid as its Manager.

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

Our Class A Common Stock trades on the OTCQX under the symbol “BMNM”. We may apply to list our Class A Common Stock on a national securities market if, in the future, we qualify for such a listing. However, even if listed on a national securities market, the ability to buy and sell our Class A Common Stock may be limited due to our small public float, and significant sales may depress or result in a decline in the market price of our Class A Common Stock. Additionally, until such time that our Class A Common Stock is approved for listing on a national securities market, our ability to raise capital through the sale of additional securities may be limited. Accordingly, no assurance can be given as to:

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

Governance

The Company believes oversight of cybersecurity risk is the responsibility of the Audit Committee and the full Board. Accordingly, the Audit Committee and the Board oversee the Company’s cybersecurity risk management process. The Board considers the Company’s cybersecurity posture and risk exposure with management taking into consideration the Company’s operations and the types of data retained on its systems as part of its and the Audit Committee’s periodic review of the Company’s risk management. The Company’s primary business involves investments in Agency MBS, which are securities backed primarily by single-family residential mortgage loans. The Company does not receive personal information on individual mortgage borrowers. The Board reviews the Company’s cybersecurity program and risk exposure with management on at least an annual basis and receives periodic reports from management, the information technology team, and the Company’s third-party security firm on these matters from time to time. The Board may also conduct additional cybersecurity reviews or receive additional updates or reports as it deems necessary. Messrs. Cauley and Haas work collaboratively to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plan. These members of the Company’s management team monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents and report such threats and incidents to the Board when appropriate. Messrs. Cauley and Haas each hold undergraduate and graduate degrees in their respective fields, and each have over 20 years of experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Class A Common Stock is traded over-the-counter under the symbol “BMNM”. As of March 12, 2026, we had 10,005,457 shares of Class A Common Stock issued and outstanding, which were held by 93 stockholders of record and 685 beneficial owners whose shares were held in “street name” by brokers and depository institutions.

As of March 12, 2026, we had 31,938 shares of Class B Common Stock outstanding, which were held by two holders of record and 31,938 shares of Class C Common Stock outstanding, which were held by one holder of record. There is no established public trading market for our Class B Common Stock or Class C Common Stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

None.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

On March 12, 2026, the Board authorized a share repurchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 (the “2026 Repurchase Plan”). Pursuant to the 2026 Repurchase Plan, the Company can purchase shares of its Class A Common Stock from time to time for an aggregate purchase price not to exceed $2.5 million. Share repurchases can be executed through various means, including, without limitation, open market transactions. The 2026 Repurchase Plan does not obligate the Company to purchase any shares. The 2026 Repurchase Plan replaces the Company's prior repurchase plan adopted in 2024, which expired on March 9, 2026.

The Company did not repurchase shares of its common stock during the three months ended December 31, 2025.

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

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

●	interest rate trends;
●	changes in our cost of borrowed funds, including changes in the Federal Funds rate that are controlled by the Fed;
●	the difference between Agency MBS yields and our funding and hedging costs;
●	competition for, and supply of, investments in Agency MBS;
●	actions taken by the U.S. government, including the presidential administration, the Fed, the FOMC, the FHFA and the U.S. Treasury;
●	prepayment rates on mortgages underlying our Agency MBS, and credit trends insofar as they affect prepayment rates;
●	geopolitical events that affect the U.S. and international economies; and
●	other financial market developments.

In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These factors include:

●	our use of leverage to finance our assets;
●	our access to funding and borrowing capacity;
●	our borrowing costs;
●	our hedging activities;
●	the market value of our investments;
●	the requirements for us to maintain a registration exemption under the Investment Company Act;
●	our ability to use net operating loss carryforwards and other tax attributes to reduce our taxable income;
●	the impact of possible future changes in tax laws or tax rates;
●	our ability to manage the portfolio of Orchid and maintain our role as manager;
●	the financial performance of Orchid and resulting changes in Orchid's stockholders' equity and our advisory services revenue; and
●	the carrying value of our investment in Orchid's common stock and dividend income received on that investment.

Results of Operations

Described below are the Company’s results of operations for the year ended December 31, 2025, as compared to the year ended December 31, 2024.

Net Income (Loss) Summary

Consolidated net income for the year ended December 31, 2025 was $5.8 million, or $0.58 basic and diluted income per share of Class A Common Stock, as compared to consolidated net loss of $1.3 million, or $0.13 basic and diluted loss per share of Class A Common Stock, for the year ended December 31, 2024.

The components of net income (loss) for the years ended December 31, 2025 and 2024, along with the changes in those components are presented in the table below:

(in thousands)
	2025	2024	Change
Advisory services revenue	$16,575	$12,784	$3,791
Interest and dividend income	7,128	6,658	470
Interest expense	(6,812)	(7,541)	729
Net revenues	16,891	11,901	4,990
Other income	205	1,167	(962)
Expenses	(12,604)	(11,257)	(1,347)
Net income before income tax (benefit) provision	4,492	1,811	2,681
Income tax (benefit) provision	(1,309)	3,117	(4,426)
Net income (loss)	$5,801	$(1,306)	$7,107

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

The tables below present a reconciliation of the adjustments discussed above to interest expense shown for each period relative to our derivative instruments, and the consolidated statements of operations line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the years ended December 31, 2025 and 2024 and for each quarter during 2025 and 2024.

Gains (Losses) on Derivative Instruments

(in thousands)
		Funding Hedges
	Consolidated	Attributed to	Attributed to
	Statement of	Current	Future
	Operations	Period	Periods
Three Months Ended	(GAAP)	(Non-GAAP)	(Non-GAAP)
December 31, 2025	$36	$109	$(73)
September 30, 2025	(170)	108	(278)
June 30, 2025	(431)	112	(543)
March 31, 2025	(1,369)	106	(1,475)
December 31, 2024	3,015	1	3,014
September 30, 2024	(1,991)	(36)	(1,955)
June 30, 2024	212	44	168
March 31, 2024	1,171	21	1,150
Years Ended
December 31, 2025	$(1,934)	$435	$(2,369)
December 31, 2024	2,407	30	2,377

Economic Net Portfolio Interest Income

(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio Interest Income
Three Months Ended	Interest Income	GAAP Basis	Effect of Non-GAAP Hedges(1)	Economic Basis(2)	GAAP Basis	Economic Basis(3)
December 31, 2025	$1,451	$1,022	$(109)	$913	$429	$538
September 30, 2025	1,534	1,157	(108)	1,049	377	485
June 30, 2025	1,582	1,191	(112)	1,079	391	503
March 31, 2025	1,742	1,307	(106)	1,201	435	541
December 31, 2024	1,673	1,402	(1)	1,401	271	272
September 30, 2024	1,485	1,373	36	1,409	112	76
June 30, 2024	1,287	1,157	(44)	1,113	130	174
March 31, 2024	1,394	1,208	(21)	1,187	186	207
Years Ended
December 31, 2025	$6,309	$4,677	$(435)	$4,242	$1,632	$2,067
December 31, 2024	5,839	5,140	(30)	5,110	699	729

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income

(in thousands)
			Interest
	Net Portfolio		Expense on
	Interest Income		Long-Term	Net Interest Income (Expense)
	GAAP	Economic	Debt	GAAP	Economic
Three Months Ended	Basis	Basis(1)	(GAAP)	Basis	Basis(4)
December 31, 2025	$429	$538	$514	$(85)	$24
September 30, 2025	377	485	544	(167)	(59)
June 30, 2025	391	503	540	(149)	(37)
March 31, 2025	435	541	538	(103)	3
December 31, 2024	271	272	581	(310)	(309)
September 30, 2024	112	76	607	(495)	(531)
June 30, 2024	130	174	605	(475)	(431)
March 31, 2024	186	207	608	(422)	(401)
Years Ended
December 31, 2025	$1,632	$2,067	$2,136	$(504)	$(69)
December 31, 2024	699	729	2,401	(1,702)	(1,672)

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Reflects the effect of derivative instrument hedges for only the period presented.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Segment Information

We have two operating segments: (a) the asset management segment, which includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm; and (b) the investment portfolio segment, which includes the investment activities conducted by Royal Palm. Segment information for the years ended December 31, 2025 and 2024 is as follows:

(in thousands)
	Asset Management	Investment Portfolio	Corporate		Eliminations	Total
2025
Advisory services, external customers	$16,575	$-	$-		$-	$16,575
Advisory services, other operating segments(1)	189	-	-		(189)	-
Interest and dividend income	-	7,129	-		-	7,129
Interest expense	-	(4,677)	(2,136)	(2)	-	(6,813)
Net revenues	16,764	2,452	(2,136)		(189)	16,891
Other income	-	205	-		-	205
Operating expenses(3)	(8,778)	(3,825)	-		-	(12,603)
Intercompany expenses(1)	-	(189)	-		189	-
Income (loss) before income taxes	$7,986	$(1,357)	$(2,136)		$-	$4,493
Year-end assets	$2,617	$120,751	$6,326		$-	$129,694

	Asset Management	Investment Portfolio	Corporate		Eliminations	Total
2024
Advisory services, external customers	$12,784	$-	$-		$-	$12,784
Advisory services, other operating segments(1)	145	-	-		(145)	-
Interest and dividend income	-	6,657	1		-	6,658
Interest expense	-	(5,140)	(2,401)	(2)	-	(7,541)
Net revenues	12,929	1,517	(2,400)		(145)	11,901
Other (expense) income	-	1,167	-		-	1,167
Operating expenses(3)	(7,241)	(4,016)	(1)		-	(11,258)
Intercompany expenses(1)	-	(145)	-		145	-
Income (loss) before income taxes	$5,688	$(1,477)	$(2,401)		$-	$1,810
Year-end assets	$2,006	$146,714	$6,134		$-	$154,854

(1)	Includes fees paid by Royal Palm to Bimini Advisors for advisory services at an annualized rate of 1.5% of capital allocated to Royal Palm's MBS portfolio.
(2)	Includes interest on long-term debt.
(3)	Corporate expenses are allocated based on each segment’s proportional share of total revenues.

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

In addition, Orchid is obligated to reimburse us for any direct expenses incurred on its behalf and to pay to us an amount equal to Orchid's pro rata portion of certain overhead costs set forth in the management agreement. The management agreement has been renewed through February 2027 and provides for automatic one-year extension options. Should Orchid terminate the management agreement without cause, it will be obligated to pay to us a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the applicable renewal term.

The following table summarizes the advisory services revenue received from Orchid for the years ended December 31, 2025 and 2024 and each quarter during 2025 and 2024.

($ in thousands)
			Average	Advisory Services
	Average	Average	Orchid			Repurchase,
	Orchid	Orchid	Repurchase	Management	Overhead	Clearing and
Three Months Ended	MBS	Equity	Agreements	Fee	Allocation	Administrative	Total
December 31, 2025	$9,492,369	$1,233,957	$9,061,222	$3,700	$705	$319	$4,724
September 30, 2025	7,674,720	1,108,307	7,331,428	3,294	887	277	4,458
June 30, 2025	6,865,727	1,012,986	6,537,260	2,982	582	247	3,811
March 31, 2025	5,995,702	902,590	5,722,092	2,747	608	227	3,582
December 31, 2024	5,348,057	817,241	5,128,207	2,488	677	222	3,387
September 30, 2024	4,984,279	780,010	4,788,287	2,448	637	216	3,301
June 30, 2024	4,203,416	699,766	4,028,601	2,257	732	178	3,167
March 31, 2024	3,887,545	672,057	3,708,573	2,161	598	170	2,929
Years Ended
December 31, 2025	$7,507,130	$1,064,460	$7,163,001	$12,723	$2,782	$1,070	$16,575
December 31, 2024	4,605,824	742,269	4,413,417	9,354	2,644	786	12,784

Pending Acquisition of Tom Johnson Investment Management

On January 13, 2026, the Company announced that Holdings has entered into an agreement to purchase eighty percent (80%) of the fully diluted equity interests of TJIM, a privately held registered investment adviser. The transaction is expected to close at the beginning of the second quarter of 2026. As of the announcement date, TJIM had approximately $1.6 billion of assets under management across equity and fixed income markets. TJIM’s management agreements are diverse, covering individual accounts, sub-advisory agreements, and wrap programs. The existing owners of TJIM will retain an ownership interest in TJIM and Bimini intends to retain its current staff and investment management team following the closing of the transaction. The transaction agreements include mutual put and call rights that could result in the Company’s acquisition of the remaining 20% equity interest retained by the existing owners. The transaction is intended to transition Bimini into a pure asset management firm with a more diverse mix of assets under its respective management teams.

If the acquisition of TJIM is completed, the composition of the Company’s business will change both from the perspective of how its capital is deployed and how it reports its results for its operating segments.  The acquisition of an 80% ownership interest in TJIM will require the deployment of a significant portion of the Company’s capital, including all capital currently deployed into the investment portfolio, with the exception of shares of Orchid.  The results of TJIM going forward would represent a significant portion of the Company’s aggregate results.  If the acquisition is completed and the Company is able to generate and retain earnings going forward, the Company expects that such funds will be deployed into an Agency MBS investment portfolio, in which case they are expected to be managed more conservatively in terms of the amount of leverage employed when compared to leverage employed by the Company historically. Given the Company’s intention to retain ownership of shares of Orchid if the transaction closes, the Company’s operating segments would consist of the management of Orchid, the controlling stake in the operations of TJIM, and to a lesser extent its investment portfolio, for a total of three reportable segments.

With respect to the Company’s results of operations for 2025 and 2024, the investment portfolio comprised one of the Company’s reportable segments and the Company deployed significant capital to those operations. Accordingly, such operations are described in detail below.

Investment Portfolio Segment

Net Portfolio Interest Income

We define net portfolio interest income as interest income on MBS less interest expense on repurchase agreement funding. During the year ended December 31, 2025, we generated $1.6 million of net portfolio interest income, consisting of $6.3 million of interest income from MBS assets offset by $4.7 million of interest expense on repurchase liabilities. For the year ended December 31, 2024, we generated $0.7 million of net portfolio interest income, consisting of $5.8 million of interest income from MBS assets offset by $5.1 million of interest expense on repurchase liabilities. The $0.5 million increase in interest income for the year ended December 31, 2025 was primarily due to a $9.4 million increase in average MBS balances, offset by a 7 basis point ("bp") decrease in yields earned on the portfolio. The $0.5 million decrease in interest expense for the year ended December 31, 2025 was primarily due to a 90 bp decrease in cost of funds, offset by a $9.0 million increase in average repurchase liabilities.

Our economic interest expense on repurchase liabilities for the years ended December 31, 2025 and 2024 was $4.2 million and $5.1 million, respectively, resulting in $2.1 million and $0.7 million of economic net portfolio interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for each quarter in 2025 and 2024 and for the years ended December 31, 2025 and 2024 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
December 31, 2025	$96,668	$1,451	6.00%	$92,640	$1,022	$913	4.41%	3.94%
September 30, 2025	106,016	1,534	5.79%	100,848	1,157	1,049	4.59%	4.16%
June 30, 2025	114,294	1,582	5.54%	108,626	1,191	1,079	4.39%	3.97%
March 31, 2025	121,657	1,742	5.73%	116,346	1,307	1,201	4.49%	4.13%
December 31, 2024	120,388	1,673	5.56%	115,102	1,402	1,401	4.87%	4.87%
September 30, 2024	102,422	1,485	5.80%	97,949	1,373	1,409	5.61%	5.75%
June 30, 2024	87,539	1,287	5.88%	83,737	1,157	1,113	5.53%	5.32%
March 31, 2024	90,697	1,394	6.15%	85,753	1,208	1,187	5.63%	5.54%
Years Ended
December 31, 2025	$109,659	$6,309	5.75%	$104,615	$4,677	$4,242	4.47%	4.06%
December 31, 2024	100,262	5,839	5.82%	95,635	5,140	5,110	5.37%	5.34%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(2)	Basis	Basis(4)
December 31, 2025	$429	$538	1.59%	2.06%
September 30, 2025	377	485	1.20%	1.63%
June 30, 2025	391	503	1.15%	1.57%
March 31, 2025	435	541	1.24%	1.60%
December 31, 2024	271	272	0.69%	0.69%
September 30, 2024	112	76	0.19%	0.05%
June 30, 2024	130	174	0.35%	0.56%
March 31, 2024	186	207	0.52%	0.61%
Years Ended
December 31, 2025	$1,632	$2,067	1.28%	1.69%
December 31, 2024	699	729	0.45%	0.48%

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

Cost of Funds

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds calculated on a GAAP basis was 28 bps above the one-month average SOFR and 10 bps above the six-month average SOFR for the year ended December 31, 2025. Our average economic cost of funds was 13 bps below the one-month average SOFR and 31 bps below the six-month average SOFR for the year ended December 31, 2025. The average term to maturity of the outstanding repurchase agreements decreased to 31 days as of December 31, 2025 from 49 days as of December 31, 2024.

The table below presents one-month average and six-month average SOFR rates for each quarter in 2025 and 2024 and for the years ended December 31, 2025 and 2024 on both a GAAP and economic basis.

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average SOFR		One-Month	Six-Month	One-Month	Six-Month
Three Months Ended	One-Month	Six-Month	SOFR	SOFR	SOFR	SOFR
December 31, 2025	3.79%	4.20%	0.62%	0.21%	0.15%	(0.26)%
September 30, 2025	4.31%	4.37%	0.28%	0.22%	(0.15)%	(0.21)%
June 30, 2025	4.32%	4.37%	0.07%	0.02%	(0.35)%	(0.40)%
March 31, 2025	4.33%	4.55%	0.16%	(0.06)%	(0.20)%	(0.42)%
December 31, 2024	4.53%	5.03%	0.34%	(0.16)%	0.34%	(0.16)%
September 30, 2024	5.16%	5.37%	0.45%	0.24%	0.59%	0.38%
June 30, 2024	5.34%	5.39%	0.19%	0.14%	(0.02)%	(0.07)%
March 31, 2024	5.32%	5.39%	0.31%	0.24%	0.22%	0.15%
Years Ended
December 31, 2025	4.19%	4.37%	0.28%	0.10%	(0.13)%	(0.31)%
December 31, 2024	5.09%	5.30%	0.28%	0.07%	0.25%	0.04%

Dividend Income from Orchid

We owned 569,071 shares of Orchid common stock throughout each of the years ended December 31, 2025 and 2024. Orchid paid total dividends of $1.44 per share during 2025 and $1.44 per share during 2024. During the years ended December 31, 2025 and 2024, we received dividends on our Orchid common stock of approximately $0.8 million and $0.8 million, respectively.

Long-Term Debt

Junior Subordinated Debt

The junior subordinated debt securities pay interest at a floating rate. The interest rate is the CME Term SOFR on the applicable reset date plus the tenor spread adjustment of 0.26161% plus the coupon spread of 3.50%. Interest expense on our junior subordinated debt securities was approximately $2.1 million and $2.4 million for the years ended December 31, 2025 and 2024, respectively. The average rate of interest paid for the year ended December 31, 2025 was 7.94% compared to 8.97% for the year ended December 31, 2024. As of December 31, 2025, the interest rate was 7.48%.

Note Payable

On October 30, 2019, the Company borrowed $680,000 from a bank. The related note is secured by a mortgage on the Company’s office building and has a final maturity of October 30, 2039. Through October 30, 2024, interest accrued on the note at 4.89%. Thereafter, interest accrues based on the weekly average yield to the United States Treasury securities adjusted to a constant maturity of 5 years, plus 3.25%. The interest rate reset to 7.37% on October 30, 2024 and will reset again on October 30, 2029.

Gains or Losses and Other Income

The table below presents our gains or losses and other income for the years ended December 31, 2025 and 2024.

(in thousands)
	2025	2024	Change
Realized losses on sales of MBS	$(219)	$(562)	$343
Unrealized gains (losses) on MBS	2,688	(309)	2,997
Total gains (losses) on MBS	2,469	(871)	3,340
(Losses) gains on derivative instruments	(1,934)	2,407	(4,341)
Unrealized losses on Orchid Island Capital, Inc. common stock	(330)	(370)	40

We invest in MBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from trading in these securities. However, we have sold, and may sell in the future, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the year ended December 31, 2025, we received proceeds of $19.5 million from the sales of MBS compared to $46.3 million for the year ended December 31, 2024.

The fair value of our MBS portfolio and derivative instruments, and the gains (losses) reported on those financial instruments, are driven in part by changes in yields and interest rates, the spreads that MBS trade relative to comparable duration U.S. Treasuries or swaps, as well as varying levels of demand for MBS, which affect the pricing of the securities in our portfolio. The unrealized gains and losses on MBS may also include the premium lost as a result of prepayments on the underlying mortgages, decreasing unrealized gains or increasing unrealized losses as prepayment speeds or premiums increase. To the extent MBS are carried at a discount to par, unrealized gains or losses on MBS would also include discount accreted as a result of prepayments on the underlying mortgages, increasing unrealized gains or decreasing unrealized losses as speeds on discounts increase. Gains and losses on interest rate futures contracts are affected by changes in implied forward rates during the reporting period. The table below presents historical interest rate data for each quarter end during 2025 and 2024.

			15 Year	30 Year	90 Day
	5 Year	10 Year	Fixed-Rate	Fixed-Rate	Average
	Treasury Rate(1)	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	SOFR(3)
December 31, 2025	3.72%	4.16%	5.44%	6.15%	4.01%
September 30, 2025	3.73%	4.15%	5.49%	6.30%	4.35%
June 30, 2025	3.80%	4.23%	5.89%	6.77%	4.34%
March 31, 2025	3.98%	4.25%	5.89%	6.65%	4.35%
December 31, 2024	4.38%	4.57%	6.00%	6.85%	4.69%
September 30, 2024	3.58%	3.80%	5.16%	6.08%	5.31%
June 30, 2024	4.33%	4.34%	6.16%	6.86%	5.35%
March 31, 2024	4.22%	4.21%	6.11%	6.79%	5.31%

(1)	Historical 5 Year and 10 Year Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical SOFR is obtained from the Federal Reserve Bank of New York.

Operating Expenses

For the year ended December 31, 2025, our total operating expenses were approximately $12.6 million compared to approximately $11.3 million for the year ended December 31, 2024 as detailed in the table below.

(in thousands)
	2025	2024	Change
Compensation and benefits	$8,310	$7,287	$1,023
Direct advisory services costs	1,695	1,667	28
Audit, legal and other professional fees	1,124	654	470
Directors’ fees and liability insurance	872	841	31
Administrative and other expenses	603	809	(206)
	$12,604	$11,258	$1,346

Income Taxes

In 2025, we recorded an income tax benefit of $1.3 million, including a $3.7 million decrease in the deferred tax asset valuation allowance as a result of management’s reassessment, as of December 31, 2025, of the Company’s ability to utilize tax NOLs to offset future taxable income.  During 2025, Orchid raised approximately $741.4 million in new capital. This increase in Orchid's equity should increase Bimini's future management fee revenues, allowing the Company to utilize more of its tax NOLs. In 2024, we recorded an income tax provision of $3.1 million, including a $1.3 million increase in the deferred tax asset valuation allowance as a result of management’s reassessment, as of December 31, 2024, of the Company’s ability to utilize NOLs to offset future taxable income. The Company uses the discrete-period computation method for determining its income tax (benefit) provision.  Our income tax provision is affected by numerous factors, including non-deductible expenses, the projected utilization of net operating loss carryovers and changes in our deferred tax assets and liabilities and their valuations, and can result in significant variations in the customary relationship between pretax income and income tax expense. Non-deductible expenses, including executive compensation in excess of Section 162(m) limitations increased the income tax provision by $0.8 million and $0.9 million for the years ended December 31, 2025 and 2024, respectively.

Financial Condition:

Mortgage-Backed Securities

As of December 31, 2025, our MBS portfolio consisted of $88.9 million of agency or government MBS at fair value and had a weighted average coupon of 5.73%. During the year ended December 31, 2025, we received principal repayments of $16.4 million compared to $13.4 million for the year ended December 31, 2024. The average prepayment speeds for the quarters ended December 31, 2025 and 2024 were 16.6% and 11.1%, respectively.

The following table presents the three-month constant prepayment rate (“CPR”) experienced on our portfolio, on an annualized basis, for the quarterly periods presented. CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year. Specifically, the CPR in the chart below represents the three month prepayment rate of the securities.

Total
Three Months Ended	Portfolio (%)
December 31, 2025	16.6
September 30, 2025	16.8
June 30, 2025	9.9
March 31, 2025	7.3
December 31, 2024	11.1
September 30, 2024	6.3
June 30, 2024	10.0
March 31, 2024	16.5

The following tables summarize certain characteristics of our PT MBS and structured MBS as of December 31, 2025 and 2024:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
	Value	Portfolio	Coupon	Months	Maturity
December 31, 2025	$88,929	100.0%	5.73%	331	1-Aug-54
December 31, 2024	$122,348	100.0%	5.26%	340	1-Jan-55

($ in thousands)
	December 31, 2025		December 31, 2024
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$21,924	24.7%	$32,692	26.7%
Freddie Mac	67,005	75.3%	89,656	73.3%
Total Portfolio	$88,929	100.0%	$122,348	100.0%

As of December 31, 2025, the Company's portfolio had an effective duration of 2.23, indicating that an interest rate increase of 1.0% would be expected to cause a 2.23% decrease in the value of the MBS in our investment portfolio. As of December 31, 2024, the Company's portfolio had an effective duration of 3.62, indicating that an interest rate increase of 1.0% would be expected to cause a 3.62% decrease in the value of the MBS in our investment portfolio. These figures do not include the effect of our funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

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

The duration of our IO and IIO portfolios will vary greatly depending on the structural features of the securities. While prepayment activity will always affect the cash flows associated with the securities, the interest only nature of IO’s may cause their durations to become extremely negative when prepayments are high, and less negative when prepayments are low. Prepayments affect the durations of IIO’s similarly, but the floating rate nature of the coupon of IIOs (which has an inverse relationship to their reference index) cause their price movements - and model duration - to be affected by changes in both prepayments and their reference index - both current and anticipated levels. As a result, the duration of IIO securities will also vary greatly.

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

We face the risk that the market value of our MBS assets will increase or decrease at different rates than those of our hedging instruments. Accordingly, we assess our interest rate risk by estimating the duration of our assets and the duration of our hedge instruments. We generally calculate duration and effective duration using various third-party models or obtain these quotes from third-parties. However, empirical results and various third-party models may produce different duration numbers for the same securities.

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of December 31, 2025, assuming rates instantaneously fall 200 bps, fall 100 bps and rise 100 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS’ effective duration to movements in interest rates.

($ in thousands)
		$ Change in Fair Value			% Change in Fair Value
	Fair Value	-200bps	-100bps	+100bps	-200bps	-100bps	+100bps
MBS Portfolio	$88,929	$2,323	$1,448	$(2,631)	2.61%	1.63%	(2.96)%
	Notional	$ Change in Fair Value			% Change in Fair Value
Repurchase Agreement Hedges	Amount	-200bps	-100bps	+100bps	-200bps	-100bps	+100bps
Futures Contracts	$62,400	(7,957)	(3,839)	3,586	(12.75)%	(6.15)%	5.75%
Totals		$(5,634)	$(2,391)	$955

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

Repurchase Agreements

As of December 31, 2025, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with seven of these counterparties. We believe these facilities provide borrowing capacity in excess of our needs. None of these lenders are affiliated with the Company. These borrowings are secured by our MBS and cash.

As of December 31, 2025, we had obligations outstanding under the repurchase agreements of approximately $85.3 million with a net weighted average borrowing cost of 3.98%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 21 to 58 days, with a weighted average maturity of 31 days. Securing the repurchase agreement obligation as of December 31, 2025 are MBS with an estimated fair value, including accrued interest, of $89.2 million. Through March 13, 2026, we have been able to maintain our repurchase facilities with comparable terms to those that existed as of December 31, 2025 with maturities through March 24, 2026.

The table below presents information about our period-end and average repurchase agreement obligations for each quarter in 2025 and 2024.

($ in thousands)
				Difference Between Ending
	Ending	Maximum	Average	Repurchase Agreements and
	Balance of	Balance of	Balance of	Average
	Repurchase	Repurchase	Repurchase	Repurchase Agreements
Three Months Ended	Agreements	Agreements (1)	Agreements (2)	Amount	Percent
December 31, 2025	$85,326	$99,953	$92,640	$(7,314)	(7.90)%
September 30, 2025	99,953	101,788	100,848	(895)	(0.89)%
June 30, 2025	101,742	115,096	108,626	(6,884)	(6.34)%
March 31, 2025	115,511	117,603	116,346	(835)	(0.72)%
December 31, 2024	117,181	117,324	115,102	2,079	1.81%
September 30, 2024	113,023	113,026	97,949	15,074	15.39%
June 30, 2024	82,876	84,553	83,737	(861)	(1.03)%
March 31, 2024	84,599	87,523	85,753	(1,154)	(1.35)%

(1)	Maximum balance during the quarter reflects the highest daily close-of business balance outstanding under repurchase agreements for the period.
(2)	Average balances for the quarterly periods are calculated using two data points, the beginning and ending balances for the period.

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

In future periods we expect to continue to finance our activities through repurchase agreements and through revenues from our advisory services business. As of December 31, 2025, we had cash and cash equivalents of $12.7 million. We generated cash flows of $22.6 million from principal and interest payments on our MBS portfolio and had average repurchase agreements outstanding of $104.6 million during the year ended December 31, 2025. In addition, during the year ended December 31, 2025, we received approximately $16.6 million in management fees and expense reimbursements as manager of Orchid and approximately $0.8 million in dividends from our investment in Orchid common stock.

Capital Expenditures

As of December 31, 2025, we had no material commitments for capital expenditures.

Outlook

Orchid Island Capital Inc.

Orchid reported net income for the fourth quarter 2025 of $103.4 million, or $0.62 per share and its stockholders' equity increased from $1.086 billion to $1.372 billion. Orchid’s stockholders’ equity at the end of 2024 was $668.5 million so the increase to $1.372 billion represents an increase of approximately 105%. During the fourth quarter market conditions were favorable for levered MBS investors as Orchid reported gains on hedge instruments of $14.0 million and realized and unrealized gains on its MBS portfolio of $56.7 million, which together equaled $70.7 million. Net income for the full year of 2025 was $159.0 million, or $1.24 per share. Orchid is obligated to reimburse Bimini for direct expenses paid on its behalf as well as Orchid’s pro-rate share of overhead expenses as defined in the management agreement. As a stockholder of Orchid, we will also continue to share in distributions, if any, paid by Orchid to its stockholders. Our operating results are also impacted by changes in the market value of our holdings of Orchid common shares, although these market value changes do not impact our cash flows from Orchid.

Economic Summary

As the year 2025 came to a close, market conditions were relatively calm. The government shutdown that commenced October 1, 2025, and lasted for six weeks, indirectly contributed to the calm. As a result of the government shutdown, many entities that provide economic data to the markets were unable to do so and it took several weeks after the government reopened before they were able to resume.  The lack of economic data deprived both the markets and Fed policy makers of the ability to gauge the performance of the economy and its many components, such as the labor market, consumer spending and price data. As a result, market participants and the Fed were left with limited data from private sources.  The result of the data vacuum for the markets was a continuation of the status quo, as the market awaited further clarification on growth and inflation. Interest rates were stable and traded in a rather tight range. Interest rate implied volatility continued its long decline that started in early April 2025, after the Trump administration imposed broad tariffs. The FOMC opted to continue on their path of policy normalization by lowering the Fed Funds rate twice in the fourth quarter of 2025, in each case by 25 basis points. In doing so, the Fed believed they had reached the upper end of neutral – implying the neutral policy rate was in fact a range versus a specific rate level.

As with prior quarters, the economy continues to operate with elevated inflation relative to the Fed’s 2% target, and with evidence of a fragile labor market. There is ample data to support either thesis regarding the outlook for the economy, and market participants and FOMC members are split on how monetary policy should be managed to address the Fed’s dual mandates. The two rate cuts that occurred during the fourth quarter of 2025 were the result of split votes whereby some members dissented in both the direction of more cuts and fewer, or no cuts. As we near the end of the first quarter of 2026 the dilemma persists, although the FOMC opted to hold policy steady at their January 2026 meeting, claiming they had time to monitor the incoming data for now as monetary policy was deemed near neutral and there was no pressing need to increase accommodation.

One additional development that will likely impact monetary policy going forward was the decision by President Trump to nominate Kevin Warsh as the next chairman of the Fed in late January. The term of the current chairman, Jerome Powell, ends in May of 2026. While President Trump has been highly critical of Chairman Powell and openly stated his desire for lower interest rates, the market does not appear to anticipate incoming Chairman Warsh will aggressively lower the Fed Funds rate. In fact, incoming Chairman Warsh is expected to be more of a proponent of fighting inflation and shrinking the Fed’s balance sheet.

Interest Rates

As alluded to above, interest rates were quite stable over the course of the fourth quarter of 2025 and into the first quarter of 2026. All indicators of economic activity, while often of suspect quality and not always available or timely, did not indicate much changed during the fourth quarter.  Inflation data remained above the Fed’s target, although there did not appear to be material flow-through from the tariffs implemented during the year, and the labor market, while not robust, did not appear to be deteriorating. The Fed lowered the Fed Funds rate two times in the fourth quarter – a continuation of their plan to bring monetary policy towards neutral – and signaled they had done so.  Additional cuts may come if needed but are not anticipated in the near term. Longer maturity U.S. Treasury rates remained in a tight range throughout the fourth quarter and remained so into the first quarter of 2026.  As a result of the two 25 basis point rate cuts by the Fed in the fourth quarter, the spread between the Fed Funds rate and the two-year U.S. Treasury is less inverted than was the case at September 30, 2025, reflecting both the cuts and the market pricing in fewer cuts in the future. Accordingly, the U.S. Treasury curve is slightly steeper, as evidenced by the spread between the 2-year and 10-year U.S. Treasury notes increasing from approximately 54 basis points to approximately 70 basis points at year-end.

The Federal Reserve ended their quantitative tightening program, which reduced their balance sheet via the maturation of their holdings, and began reinvesting them into additional U.S. Treasury holdings on December 1, 2025.  Run-off from the Agency residential mortgage-backed securities ("RMBS") holdings is now directed towards purchasing U.S. Treasury bills.  The Fed also announced their intention, via Reserve Management Purchases (“RMPs”), to grow their balance sheet over time to maintain a stable relationship between the size of their balance sheet and the economy. These steps will result in increased purchases of U.S. Treasury securities by the Fed going forward, and interest rate swap spreads have widened – or become less negative – as a result. The widening of swap spreads, particularly longer-dated spreads, caused the swap curve to steepen more than the cash U.S. Treasury curve. Longer-dated swap spreads had become progressively more negative over the previous years, reflecting the market’s concern with increasing government issuance of U.S. Treasury securities.  The increased purchases by the Fed offset some of the impact of the deficit-induced growth in issuance anticipated in the future.

As realized interest rate volatility was very low during the quarter, implied rate volatility in the swaptions market continued to decline and has reached multi-year lows in early 2026.

The Agency MBS Market

As a proxy for the performance of the Agency RMBS market during 2025, the spread of the 30-year, fixed rate current coupon to the 10-year U.S. Treasury Note peaked at approximately 142 basis points in April 2025, not long after the market turmoil surrounding the various tariff measures introduced by the Trump administration on April 2, 2025. Since then, the spread has steadily declined, closely mirroring the performance of implied interest rate volatility, an important driver of Agency RMBS performance. The current coupon spread to the 10-year U.S. Treasury was at approximately 105 basis points at the beginning of the fourth quarter of 2025, and approximately 88 basis points at the end of the fourth quarter. In January 2026, President Trump announced plans for the Enterprises to purchase up to $200 billion of Agency RMBS in 2026 in an effort to drive mortgage rates down and improve housing affordability.  The market reacted strongly to the news, and the current coupon spread tightened to approximately 74 basis points, the tightest level since early 2022 when the Fed was still buying Agency RMBS under its quantitative easing program. Since the announcement, spreads have widened slightly but are still lower than the level at the end of 2025.

Within Agency RMBS for the fourth quarter of 2025, conventional 30-year mortgages generated a total return of 1.7%, 15-year mortgages generated a total return of 1.5% and Ginnie Mae 30-year mortgages generated a total return of 1.5%.  Versus comparable duration swaps, the returns were 1.4%, 0.8% and 1.1% for 30-year conventional, 15-year conventional and Ginnie Mae 30-year mortgages, respectively.  The Company invests predominantly in 30-year conventional mortgages.  Returns with the 30-year stack of coupons were very consistent across the various coupons: the 2.0% coupon generated a return of 1.3%, the 3.5% coupon generated a return of 2.2% and all other coupons were between 1.6% and 1.8%.  Excess returns versus comparable duration swaps were in the range of -0.5% to 2.1%, with the 3.5% coupon again being the outlier to the upside. The highest coupons – 6.0% and higher – all generated excess returns below 1.0%. Excess returns for the balance of the coupons were between 1.1% and 1.7%, similar to absolute returns.

Recent Legislative and Regulatory Developments

In response to the deterioration in the markets for U.S. Treasuries, Agency MBS and other mortgage and fixed income markets resulting from the impacts of the COVID-19 pandemic, the Fed implemented a program of quantitative easing. Through November of 2021, the Fed was committed to purchasing $80 billion of U.S. Treasuries and $40 billion of Agency MBS each month. In November of 2021, it began tapering its net asset purchases each month, ended net asset purchases by early March of 2022, and ended asset purchases entirely in September of 2022. On May 4, 2022, the FOMC announced a plan for reducing the Fed’s balance sheet. In June of 2022, in accordance with this plan, the Fed began reducing its balance sheet by a maximum of $30 billion of U.S. Treasuries and $17.5 billion of Agency MBS each month. On September 21, 2022, the FOMC announced the Fed’s decision to continue reducing its balance sheet by a maximum of $60 billion of U.S. Treasuries and $35 billion of Agency MBS per month. On May 1, 2024, the FOMC announced the Fed’s decision to reduce its balance sheet by a maximum of $25 billion of U.S. Treasury securities and remove the cap on Agency MBS reduction, with any amounts in excess of $35 billion per month being reinvested in U.S. Treasury securities.  On March 19, 2025, the FOMC announced the Fed's decision to reduce its balance sheet by a maximum of $5 billion of U.S. Treasury securities beginning April 1, 2025. Relatively high interest rates and slow prepayment speeds have kept the balance sheet reduction for Agency MBS below $20 billion per month throughout 2024 and 2025.  As of December 31, 2025, the Fed had reduced its balance sheet for Agency MBS by approximately $741 billion from the peak to $2.0 trillion, shedding approximately 54% of the Agency MBS added during pandemic quantitative easing and representing the lowest level since December 2020. On December 1, 2025, the Fed ended quantitative tightening and began reinvesting all proceeds from maturing Agency MBS up to a $35 billion per month cap in U.S. Treasuries and announced that it would begin buying an additional $40 billion per month of U.S. Treasuries via RMPs in order to maintain an ample level of reserves on an ongoing basis.

On September 14, 2021, the U.S. Treasury and the FHFA suspended certain policy provisions in the Enterprise capital framework established in December 2020, including limits on loans acquired for cash consideration, multifamily loans, loans with higher risk characteristics and second homes and investment properties (the "September 2021 Provisions"). Effective April 26, 2022, the FHFA further amended this framework by, among other things, replacing the fixed leverage buffer equal to 1.5% of an Enterprise’s adjusted total assets with a dynamic leverage buffer equal to 50% of an Enterprise’s stability capital buffer, reducing the risk weight floor from 10% to 5%, and removing the requirement that the Enterprises must apply an overall effectiveness adjustment to their credit risk transfer exposures. On June 14, 2022, the Enterprises announced that they would each charge a 50 bps fee for commingled securities issued on or after July 1, 2022 to cover the additional capital required for such securities under the Enterprise capital framework, which was subsequently reduced on January 19, 2023 to 9.375 bps for commingled securities issued on or after April 1, 2023 to address industry concern that the fee posed a risk to the fungibility of the Uniform Mortgage-Backed Security and negatively impacted liquidity and pricing in the market for TBA securities. On November 30, 2023, the FHFA published a final rule, which became effective April 1, 2024, which reduced the risk weight and credit conversion factor for guarantees on commingled securities to 5% and 50%, respectively; replaced the current exposure methodology with the standardized approach for counterparty credit risk as the method for computing exposure and risk-weighted asset amounts for derivatives and cleared transactions; updated the credit score assumption to 680 for single-family mortgage exposures originated without a representative credit score; and introduced a risk weight of 20% for guarantee assets. On January 2, 2025, the U.S. Treasury and FHFA entered into a letter agreement deleting the September 2021 Provisions entirely, as well as providing additional guidance on the process for a potential end to the conservatorship of the Enterprises. Throughout 2025, there was some speculation in the market regarding progress towards an end to the conservatorship, including through an initial public offering, but a directive by the Trump administration in January 2026 that the Enterprises purchase up to $200 billion of Agency MBS from their accumulated cash reserves will increase the Enterprises’ balance sheets and exposure to mortgage risk and could make a near-term end to the conservatorship unlikely.  The announcement of the directive, designed to increase liquidity and compress the spread between mortgage interest rates and the 10-year U.S. Treasury, had the intended effect immediately and significantly increased mortgage application volumes.  The longer-term implications of this directive remain to be seen, with some analysts fearing a demand surge in home prices negating any affordability gains, systemic instability due to increased exposure to mortgage risk by the Enterprises, and volatility in the 10-year U.S. Treasury and mortgage interest spreads if the Fed decides to tighten monetary policy while the Trump administration is loosening it through the Enterprises.  Further, the Enterprises are quickly approaching their regulatory asset caps, and it is unclear whether the FHFA will raise these caps to signal a long-term commitment to this directive or whether this is a limited intervention.

On July 27, 2023, the federal banking regulators, including the Office of the Comptroller of the Currency, (the "OCC") the Federal Deposit Insurance Corporation (the "FDIC") and the Fed, jointly issued a proposed rule that would revise large bank capital requirements (the "Basel III Endgame").  The Basel III Endgame, if implemented as originally proposed, would significantly increase the credit weight risk for balance-sheet mortgages and for Agency MBS sold to the GSEs, which could disincentivize banks from originating mortgages for sale to the GSEs and impact pricing in the Agency MBS markets.  The comment period for the Basel III Endgame closed on January 16, 2024, and the proposed rule was met with strong objections from the banking industry. While implementation of the Basel III Endgame has since stalled, Fed Vice Chair for Supervision Michelle Bowman commented in August 2025 that a revised Basel III Endgame is expected to be issued for public comment in early 2026, which the market expects to be more capital-neutral than the original proposal. On November 25, 2025, the Fed, OCC and FDIC jointly adopted a final rule to revise the enhanced supplementary leverage ratio for globally systemically important bank holding companies (“GSIBs”). The rule, which becomes effective April 1, 2026 and may be adopted by banks subject to the rule as early as January 1, 2026, seeks to promote effective GSIB capital management and remove disincentives for banks to engage in low-risk activities, particularly in the U.S. Treasury market. This shift is expected to free up significant capital, allowing GSIBs greater discretion in asset allocation and potentially fostering increased lending and economic activity.

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

Higher long-term rates can also affect the value of our Agency RMBS.  As long-term rates rise, rates available to borrowers also rise.  This tends to cause prepayment activity to slow and extend the expected average life of mortgage cash flows.  As the expected average life of the mortgage cash flows increases, coupled with higher discount rates, the value of Agency RMBS declines.  Some of the instruments we use to hedge our Agency RMBS assets, such as interest rate futures, swaps and swaptions, are stable average life instruments.  This means that to the extent we use such instruments to hedge our Agency RMBS assets, our hedges may not adequately protect us from price declines and therefore may negatively impact our book value.  It is for this reason we use interest only securities in our portfolio. As interest rates rise, the expected average life of these securities increases, causing generally positive price movements as the number and size of the cash flows increase the longer the underlying mortgages remain outstanding. This makes interest only securities desirable hedge instruments for PT Agency RMBS.

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

In order to protect our net interest margin against increases in short-term interest rates, we may enter into interest rate swaps, which economically convert our floating-rate repurchase agreement debt to fixed-rate debt or utilize other hedging instruments such as Fed Funds, SOFR, ERIS SOFR Swap, and T-Note futures contracts, dual digital options or interest rate swaptions.

Summary

The fixed income markets have experienced a period of calm as 2025 came to close and we enter 2026.  Interest rates have remained in a very tight range, implied interest rate volatility has continued the steady decline that began in April of 2025, and Agency RMBS performed well during the fourth quarter of 2025.  Other sectors of the fixed income markets performed well during the fourth quarter as well, and spreads on investment grade corporate bonds reached levels not seen since 1998.  Risk sentiment generally was quite strong during the quarter, and the S&P 500 generated a return of 2.3%.  The government shutdown that started on October 1, 2025, and lasted until mid-November created a near complete data vacuum for the markets during the quarter. Once the government reopened it was several weeks before data for the quarter was available.  Exacerbating the data shortage was the perception the data was of poor-quality owing to frequent and substantial revisions after the initial release.  The market had limited means to gauge the strength of the economy.  The Fed did lower the Fed Funds rate twice in the fourth quarter – in both cases by 25 basis points – and stated they had reached the upper end of what they deemed the range of neutral.  However, owing to the lack of the most critical data on the labor market and inflation - and the fact that the data that was available did not indicate much had changed with the economy since the shutdown began – the Fed seems likely to hold rates steady for now until incoming data dictates otherwise.  This seems especially likely to be the case as President Trump announced Kevin Warsh will replace current Chairman Powell in May, and the Fed is not likely to take meaningful policy steps just before a chairmanship transition.

The Agency RMBS market generated a total return of 1.7% for the quarter, consistent with the solid returns for all sectors of the fixed income markets.  The return for the Agency RMBS market versus comparable durations swaps, a proxy for returns for levered bond investors such as the Company, was 1.3%. During the fourth quarter, excess returns were generally even across the various 30-year coupons – with the 3.5% coupon being an outlier to the upside at 2.2%. The highest coupons, 6.0% and higher, lagged the returns of the rest of the coupon stack on an excess return basis, all between 0.5% and 0.9%.

Looking forward, economic activity remains resilient and could strengthen as the stimulative components of the One Big Beautiful Bill Act, passed in mid-2025, start to impact the economy – lower tax withholding, capital expenditure expensing, less regulation, among other measures.  The labor market still seems weak, although it is not deteriorating.  Inflation remains sticky, still above the Fed’s target level of 2%, but there do not appear to be meaningful follow-through impacts from the tariffs introduced in 2025.  Monetary policy may remain steady for the time being as well.  If these conditions persist, interest rates are likely to remain stable, implied interest rate volatility subdued and risk assets, including Agency RMBS, will likely perform well. This outlook will change if interest rates move substantially in either direction, especially if the movement is towards higher rates, and interest rate implied volatility increases materially.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide disclosure pursuant to this Item. However, we have elected to include much of the information in Item 7 above, beginning on page 38.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Bimini Capital Management, Inc.

Vero Beach, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bimini Capital Management, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Realizability of Deferred Tax Assets

As described in Note 12 to the consolidated financial statements, the Company has recorded $59.8 million in gross deferred tax assets as of December 31, 2025, and a related valuation allowance of $42.2 million. In assessing the realizability of deferred tax assets, management considered both positive and negative evidence whether it was more likely than not that some portion or all of the deferred tax assets would not be realized.

We identified the Company’s evaluation of the realizability of deferred tax assets as a critical audit matter. Significant management judgment was required in evaluating and weighing the positive and negative evidence that was used to assess the realizability of deferred tax assets.  This judgment included the Company’s assessment over their ability to generate sufficient future taxable income.  Auditing this assessment involved subjective and complex auditor judgment due to the nature of audit evidence and extent of audit effort required to address these matters, including the use of income tax professionals.

The primary procedures we performed to address this critical audit matter included:

●

Utilizing income tax professionals to assist in evaluating the positive and negative evidence in assessing whether the deferred tax assets are more-likely-than-not to be utilized, and whether the estimated future sources of taxable income were sufficient to utilize the deferred tax assets in the relevant period.

●

Assessing the reasonableness of the Company’s historical ability to meet the forecasts of future taxable income period over period by evaluating the completeness and accuracy of the source information used to derive the forecasts and by performing a retrospective review of the prior year’s estimate.

●	Testing the reasonableness of the Company’s estimate of future taxable income, including the underlying assumptions within those forecasts.

Valuation of Investments in Mortgage-Backed Securities

As described in Note 14 to the consolidated financial statements, the Company accounts for its mortgage-backed securities at fair value, which totaled $88.9 million at December 31, 2025. The fair value of mortgage-backed securities is based on independent pricing sources and/or third-party broker quotes. Because the price estimates may vary, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values based on various techniques.

We identified the valuation of mortgage-backed securities as a critical audit matter. The principal consideration for our determination was the especially challenging nature of the audit effort involved, which included the use of valuation professionals with specialized skill and knowledge.

The primary procedures we performed to address this critical audit matter included:

●

Testing the design and implementation of controls relating to the valuation of mortgaged-backed securities in the Company’s process to select the price from multiple pricing sources to determine the fair value.

●

Utilizing personnel with specialized skill and knowledge in valuation to: (i) develop an independent estimate of the fair value of each investment utilizing third-party pricing services and independent market data; and (ii) comparing those fair value estimates to the fair value determined by the Company.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2008.

West Palm Beach, Florida

March 13, 2026

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2025 and 2024

	2025	2024
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$88,807,576	$122,093,172
Unpledged	120,949	254,998
Total mortgage-backed securities	88,928,525	122,348,170
Cash and cash equivalents	12,696,660	5,671,347
Restricted cash	1,621,399	1,751,399
Investment in Orchid Island Capital, Inc. common stock, at fair value	4,097,311	4,427,372
Accrued interest receivable	415,092	601,640
Property and equipment, net	1,768,864	1,845,014
Deferred tax assets, net of allowances	17,239,648	15,930,953
Due from affiliates	1,660,666	1,167,396
Other assets	1,265,807	1,110,366
Total Assets	$129,693,972	$154,853,657

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$85,326,000	$117,180,999
Long-term debt	27,346,546	27,368,158
Accrued interest payable	300,208	474,678
Other liabilities	4,098,421	3,008,415
Total Liabilities	117,071,175	148,032,250

Commitments and Contingencies (Note 11)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated; no shares issued and outstanding	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 10,005,457 shares issued and outstanding	10,005	10,005
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding	32	32
Additional paid-in capital	329,815,150	329,815,150
Accumulated deficit	(317,202,422)	(323,003,812)
Stockholders' Equity	12,622,797	6,821,407
Total Liabilities and Equity	$129,693,972	$154,853,657

See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31,

	2025	2024
Revenues:
Advisory services	$16,575,415	$12,784,468
Interest income	6,308,786	5,838,764
Dividend income from Orchid Island Capital, Inc. common stock	819,462	819,462
Total revenues	23,703,663	19,442,694
Interest expense:
Repurchase agreements	(4,676,616)	(5,139,959)
Long-term debt	(2,135,703)	(2,401,308)
Net revenues	16,891,344	11,901,427

Other income (expense):
Unrealized gains (losses) on mortgage-backed securities	2,687,955	(308,521)
Realized losses on mortgage-backed securities	(219,054)	(561,604)
Unrealized losses on Orchid Island Capital, Inc. common stock	(330,061)	(369,897)
(Losses) gains on derivative instruments	(1,933,750)	2,407,022
Other income	-	19
Other income, net	205,090	1,167,019

Expenses:
Compensation and related benefits	8,309,939	7,287,261
Direct advisory service costs	1,694,555	1,667,200
Directors' fees and liability insurance	871,667	841,215
Audit, legal and other professional fees	1,124,067	653,610
Administrative and other expenses	603,511	808,767
Total expenses	12,603,739	11,258,053

Net income before income tax (benefit) provision	4,492,695	1,810,393
Income tax (benefit) provision	(1,308,695)	3,116,727

Net income (loss)	$5,801,390	$(1,306,334)

Basic and Diluted Net Income (Loss) Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$0.58	$(0.13)
CLASS B COMMON STOCK
Basic and Diluted	$0.58	$(0.13)
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	10,005,457	10,005,457
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938

See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2025 and 2024

	Stockholders' Equity
	Common Stock		Additional
		Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balances, January 1, 2024	10,069,333	$10,069	$329,815,150	$(321,697,478)	$8,127,741
Net loss	-	-	-	(1,306,334)	(1,306,334)
Balances, December 31, 2024	10,069,333	10,069	329,815,150	(323,003,812)	6,821,407
Net income	-	-	-	5,801,390	5,801,390
Balances, December 31, 2025	10,069,333	$10,069	$329,815,150	$(317,202,422)	$12,622,797

See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,801,390	$(1,306,334)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	76,150	75,809
Deferred income tax (benefit) provision	(1,308,695)	3,116,727
Unrealized (gains) losses on mortgage-backed securities	(2,687,955)	308,521
Realized losses on mortgage-backed securities	219,054	561,604
Unrealized losses on Orchid Island Capital, Inc. common stock	330,061	369,897
Changes in operating assets and liabilities:
Accrued interest receivable	186,548	(112,980)
Due from affiliates	(493,270)	(153,990)
Other assets	(155,441)	18,672
Accrued interest payable	(174,470)	214,265
Other liabilities	1,090,006	99,971
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,883,378	3,192,162
CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	-	(90,161,778)
Sales	19,513,040	46,252,051
Principal repayments	16,375,506	13,422,284
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	35,888,546	(30,487,443)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	888,907,478	823,015,000
Principal repayments on repurchase agreements	(920,762,477)	(792,741,000)
Principal repayments on long-term debt	(21,612)	(26,259)
Class A common shares repurchased and retired	-	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(31,876,611)	30,247,741

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6,895,313	2,952,460
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the year	7,422,746	4,470,286
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the year	$14,318,059	$7,422,746

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$6,986,789	$7,327,002

See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Description

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital” and collectively with its subsidiaries, the “Company”) was formed in September 2003, and is a holding company. The Company operates in two business segments through its principal wholly owned operating subsidiary, Royal Palm Capital, LLC, which includes its wholly owned subsidiary, Bimini Advisors Holdings, LLC.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could significantly differ from those estimates. Significant estimates affecting the accompanying consolidated financial statements include determining the fair values of mortgage-backed securities (“MBS”), the amounts of asset valuation allowances, and the computation of the income tax provision or benefit and the deferred tax asset allowances recorded for each accounting period.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase. Restricted cash includes cash pledged as collateral for repurchase agreements and margin for derivative instruments. The following table presents the Company’s cash, cash equivalents and restricted cash as of December 31, 2025 and 2024.

	2025	2024
Cash and cash equivalents	$12,696,660	$5,671,347
Restricted cash	1,621,399	1,751,399
Total cash, cash equivalents and restricted cash	$14,318,059	$7,422,746

The Company maintains cash balances at several banks and excess margin with one exchange clearing members. At times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. Restricted cash balances are uninsured, but are held in separate accounts that are segregated from the general funds of the counterparty. The Company limits uninsured balances to only large, well-known banks and exchange clearing members and believes that it is not exposed to significant credit risk on cash and cash equivalents or restricted cash balances.

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

Mortgage-Backed Securities

The Company invests primarily in pass-through (“PT”) MBS issued by Freddie Mac, Fannie Mae or Ginnie Mae, collateralized mortgage obligations (“CMOs”), interest-only (“IO”) securities and inverse interest-only (“IIO”) securities representing interest in or obligations backed by pools of mortgage-backed loans. The Company refers to MBS and CMOs as PT MBS and IO and IIO securities as structured MBS. The Company has elected to account for its investment in MBS under the fair value option. Electing the fair value option requires the Company to record changes in fair value in the consolidated statement of operations, which, in management’s view, more appropriately reflects the results of operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed.

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

During the year ended December 31, 2025, the Company only held U.S. Treasury Note ("T-Note") and Secured Overnight Financing Rate ("SOFR") futures contracts. The Company recorded income (loss) of approximately $(1.9) million and $2.4 million on these instruments during the years ended December 31, 2025 and 2024, respectively.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, greater disaggregation of information in the income tax rate reconciliation and for paid income taxes to be disaggregated by jurisdiction. The Company adopted ASU No. 2023-09 in the current period and retrospectively. The adoption of ASU No. 2023-09 did not have any impact on the financial statements or results of operations.

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

Orchid is obligated to reimburse Bimini Advisors for any direct expenses incurred on its behalf and to pay to Bimini Advisors an amount equal to Orchid's pro rata portion of certain overhead costs set forth in the management agreement. Orchid is required to pay Bimini Advisors by the 15th day of the month following the month the services are performed. The management agreement has been renewed through February 20, 2027 and provides for automatic one-year extension options thereafter. Should Orchid terminate the management agreement without cause, it will be obligated to pay Bimini Advisors a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the applicable renewal term.

The following table summarizes the advisory services revenue from Orchid for the years ended December 31, 2025 and 2024.

(in thousands)
	2025	2024
Management fee	$12,723	$9,354
Allocated overhead	2,782	2,644
Repurchase, clearing and administrative fee	1,070	786
Total	$16,575	$12,784

As of  December 31, 2025 and 2024, the net amount due from Orchid was approximately $1.7 million and $1.2 million, respectively.

NOTE 3. MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of December 31, 2025 and 2024:

(in thousands)
	Par Value	Cost(1)	Fair Value
December 31, 2025	$86,293	$87,266	$88,929
December 31, 2024	$120,502	$123,878	$122,348

(1)	The cost information in the table above represents the aggregate current par value, multiplied by the purchase price of each security in the portfolio.

The following table is a summary of the Company's net loss from the sale of MBS for the years ended December 31, 2025 and 2024:

(in thousands)
	2025	2024
Proceeds from sales of MBS	$19,513	$46,252
Carrying value of MBS sold	19,732	46,814
Net loss on sales of MBS	$(219)	$(562)

Gross gain sales of MBS	$39	$-
Gross loss on sales of MBS	(258)	(562)
Net loss on sales of MBS	$(219)	$(562)

NOTE 4. PROPERTY AND EQUIPMENT, NET

The composition of property and equipment as of  December 31, 2025 and 2024 follows:

(in thousands)
	2025	2024
Land	$1,185	$1,185
Buildings and improvements	1,827	1,827
Computer equipment and software	45	45
Office furniture and equipment	220	220
Total cost	3,277	3,277
Less accumulated depreciation and amortization	(1,508)	(1,432)
Property and equipment, net	$1,769	$1,845

NOTE 5. OTHER ASSETS AND OTHER LIABILITIES

The composition of other assets as of  December 31, 2025 and 2024 follows:

(in thousands)
	2025	2024
Investment in Bimini Capital Trust II	$804	$804
Prepaid expenses	391	236
Other	71	70
Total other assets	$1,266	$1,110

The composition of other liabilities as of  December 31, 2025 and 2024 follows:

(in thousands)
	2025	2024
Accrued payroll	$3,583	$2,867
Accrued liabilities	196	41
Accounts payable	319	100
Total other liabilities	$4,098	$3,008

NOTE 6. REPURCHASE AGREEMENTS

The Company pledges certain of its MBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of December 31, 2025, the Company had met all margin call requirements.

As of December 31, 2025 and 2024, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	Overnight	Between	Between	Greater
	(1 Day	2 and	31 and	Than
	or Less)	30 DAYS	90 Days	90 Days	Total
December 31, 2025
Fair value of securities pledged, including accrued interest receivable	$-	$70,681	$18,539	$-	$89,220
Repurchase agreement liabilities associated with these securities	$-	$67,669	$17,657	$-	$85,326
Net weighted average borrowing rate	-	4.00%	3.89%	-	3.98%
December 31, 2024
Fair value of securities pledged, including accrued interest receivable	$-	$84,954	$17,675	$20,063	$122,692
Repurchase agreement liabilities associated with these securities	$-	$81,215	$16,855	$19,111	$117,181
Net weighted average borrowing rate	-	4.70%	4.54%	4.76	4.68%

In addition, cash pledged to counterparties as collateral for repurchase agreements was approximately $0.6 million as of December 31, 2025, and $0.6 million as of December 31, 2024.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any. As of  December 31, 2025 and 2024, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $4.2 million and $5.8 million, respectively. The Company did not have an amount at risk with any one counterparty exceeding 10% of stockholders' equity as of  December 31, 2025. Summary information regarding amounts at risk with individual counterparties greater than 10% of the Company's stockholders' equity as of  December 31, 2024 is presented in the table below.

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

NOTE 7. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes Bimini’s assets pledged as collateral under its repurchase agreements and derivative agreements as of December 31, 2025 and 2024.

($ in thousands)
	December 31, 2025			December 31, 2024
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT MBS - at fair value	$88,808	$-	$88,808	$119,960	$-	$119,960
Structured MBS - at fair value	-	-	-	2,133	-	2,133
Accrued interest on pledged securities	413	-	413	599	-	599
Cash	568	1,053	1,621	629	1,122	1,751
Total	$89,789	$1,053	$90,842	$123,321	$1,122	$124,443

Assets Pledged from Counterparties

The table below summarizes assets pledged to Bimini from counterparties under repurchase agreements as of December 31, 2025 and 2024. Cash received as margin is recognized in cash and cash equivalents with a corresponding amount recognized as an increase in repurchase agreements in the consolidated balance sheets.

($ in thousands)
Assets Pledged to Bimini	2025	2024
Cash	$-	$250
Total	$-	$250

NOTE 8. OFFSETTING ASSETS AND LIABILITIES

The Company’s repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its assets and liabilities subject to these arrangements on a gross basis. The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of December 31, 2025 and 2024.

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount
		Gross	of Liabilities	Not Offset in the
		Amount	Presented	Consolidated Balance Sheet
	Gross	Offset in the	in the	Financial
	Amount of	Consolidated	Consolidated	Instruments	Cash
	Recognized	Balance	Balance	Posted as	Posted as	Net
	Liabilities	Sheet	Sheet	Collateral	Collateral	Amount
December 31, 2025
Repurchase Agreements	$85,326	$-	$85,326	$(84,758)	$(568)	$-
	$85,326	$-	$85,326	$(84,758)	$(568)	$-
December 31, 2024
Repurchase Agreements	$117,181	$-	$117,181	$(116,552)	$(629)	$-
	$117,181	$-	$117,181	$(116,552)	$(629)	$-

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

NOTE 9. LONG-TERM DEBT

Long-term debt as of  December 31, 2025 and 2024 is summarized as follows:

(in thousands)
	2025	2024
Junior subordinated debt	$26,804	$26,804
Note payable	543	564
Total	$27,347	$27,368

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

As of December 31, 2025 and 2024, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million. The interest rate for the junior subordinated debt is the CME Term SOFR on the applicable reset date plus the tenor spread adjustment of 0.26161% plus the coupon spread of 3.50%. As of  December 31, 2025 and 2024, the interest rate was 7.48% and 8.12%, respectively. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions, are redeemable at Bimini Capital's option, in whole or in part and without penalty, and have a final maturity of December 15, 2035. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment to all present and future senior indebtedness.

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

The table below presents the future scheduled principal payments on the Company’s long-term debt.

(in thousands)
Year Ending December 31,	Amounts
2026	$23
2027	25
2028	27
2029	29
2030	31
Thereafter	27,212
Total	$27,347

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

Rights Plan

On December 21, 2015 the Board adopted a rights agreement (the “Original Rights Plan”) and declared a distribution of one preferred stock purchase right (“Right”) for each outstanding share of the Company’s Class A common stock, Class B common stock, and Class C common stock. The distribution was payable to stockholders of record as of the close of business on December 21, 2015. On December 10, 2025, the Company adopted a First Amendment (the “First Amendment”) to the Original Rights Plan (the Original Rights Plan, as amended by the First Amendment, the “Rights Plan”). The First Amendment extends the expiration date of the Rights until December 21, 2030. The First Amendment also increases the Purchase Price (as defined in the Rights Plan) from $4.76 to $10.20. No stockholder approval is required for adoption of the First Amendment; however, the Company plans to submit the First Amendment to its stockholders for approval at the 2026 annual meeting of stockholders.

The Rights. Subject to the terms, provisions and conditions of the Rights Plan, if the Rights become exercisable, each Right would initially represent the right to purchase from the Company one ten-thousandth of a share of Series A Preferred Stock for a purchase price of $10.20, subject to adjustment in accordance with the terms of the Rights Plan (the “Purchase Price”). If issued, each fractional share of Series A Preferred Stock would give the stockholder approximately the same distribution, voting and liquidation rights as does one share of the Company’s Class A common stock. However, prior to exercise, a Right does not give its holder any rights as a stockholder of the Company, including without limitation any distribution, voting or liquidation rights.

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

Expiration. The Rights and the Rights Plan will expire on the earliest of (i)  December 21, 2030, (ii) the time at which the Rights are redeemed pursuant to the Rights Plan, (iii) the time at which the Rights are exchanged pursuant to the Rights Plan, (iv) the repeal of Section 382 of the Code or any successor statute if the Board determines that the Rights Plan is no longer necessary for the preservation of the applicable tax benefits, (v) the beginning of a taxable year of the Company to which the Board determines that no applicable tax benefits may be carried forward and (vi) the close of business on June 30, 2026 if approval of the Rights Plan by the Company’s stockholders has not been obtained.

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

Stock Repurchase Plan

On March 12, 2026, the Board authorized a share repurchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 (the “2026 Repurchase Plan”). Pursuant to the 2026 Repurchase Plan, the Company can purchase shares of its Class A Common Stock from time to time for an aggregate purchase price not to exceed $2.5 million. Share repurchases can be executed through various means, including, without limitation, open market transactions. The 2026 Repurchase Plan does not obligate the Company to purchase any shares. The 2026 Repurchase Plan replaces the Company’s prior repurchase plan adopted in 2024 (the “2024 Repurchase Plan”), which expired on March 9, 2026. The Company did not repurchase any shares under the 2024 Repurchase Plan.

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

Management is not aware of any other significant reported or unreported contingencies as of  December 31, 2025.

NOTE 12. INCOME TAXES

Income (Loss) Before Income Taxes

The components of income/(loss) before taxes for the years ended December 31, 2025 and 2024 were as follows:

(in thousands)
	2025	2024
Domestic	$4,493	$1,810
Foreign	-	-
Net income before income tax (benefit) provision	$4,493	$1,810

Components of Income Tax Provision of Benefit

The components of the Company's income tax (benefit) provision are listed below:

(in thousands)
	2025	2024
Current:
Federal	$-	$-
State	-	-
Total current	$-	$-
Deferred:
Federal	$(1,712)	$2,349
State	403	768
Total deferred	$(1,309)	$3,117
Income tax (benefit) provision	$(1,309)	$3,117

Rate Reconciliation

The effective income tax rate varies from the U.S. federal statutory rate principally due to the following:

($ in thousands)
	2025		2024
	Amount	Percent	Amount	Percent
Federal tax provision based on statutory rate applicable for each year	$943	21.0%	$380	21.0%
State income tax provision(1)	186	4.1%	72	4.0%
Nontaxable or nondeductible items:
Prospective change in MBS carrying value	-	-	329	18.2%
IRC section 162(m), excess compensation	792	17.6%	740	40.9%
Changes in valuation allowance:
(Decrease) increase of deferred tax asset valuation allowance	(3,711)	(82.6)%	1,286	71.0%
Other adjustments:
Capital loss adjustment	-	-	217	12.0%
Expiration of capital loss carryover	481	10.8%	115	6.4%
Other	-	-	(22)	(1.3)%
Income tax (benefit) provision	$(1,309)	(29.1)%	$3,117	172.2%

(1)	State taxes in Florida make up the entirety of the tax effect in this category

Deferred Tax Assets and Liabilities

The components of the deferred tax assets and liabilities reflected in the Consolidated Balance Sheets at December 31, 2025 and 2024 include the following:

(in thousands)
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$52,504	$54,575
Orchid Island Capital, Inc. common stock	4,785	4,711
MBS unrealized losses and gains, net	-	446
Capital loss carryforwards	1,377	1,796
Management agreement	813	813
Other	294	147
Gross deferred tax assets	59,773	62,488
Valuation allowance	(42,200)	(45,911)
Deferred tax assets, net of valuation allowance	17,573	16,577

Deferred tax liabilities:
MBS unrealized losses and gains, net	(297)	-
Tax hedging arrangements	(36)	(646)
Gross deferred tax liabilities	(333)	(646)
Net deferred tax assets	$17,240	$15,931

In assessing the realizability of deferred tax assets, management considers both positive and negative evidence whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of capital loss and NOL carryforwards is dependent upon the generation of future capital gains and taxable income in periods prior to their expiration. As of December 31, 2025, the valuation allowance recognized against the deferred tax asset is based on management’s estimated projections of future taxable income, and the projected ability to utilize the NOL carryforwards to offset that projected taxable income before the net operating loss carryforwards ("NOLs") expire. Utilization of the NOLs is based on these estimates and the assumptions that management will be able to reinvest retained earnings in order to grow the MBS portfolio going forward and that market value will not be eroded due to adverse market conditions or hedging inefficiencies. With respect to the taxable income projections, management estimates the dividends expected to be received on its Orchid share holdings as well as the management fees and overhead sharing payments it will receive from Orchid. With respect to the MBS portfolio, management makes estimates of various metrics such as the yields on the assets it plans to acquire, its future funding and interest costs, future prepayment speeds and net interest margin, among others. Estimates were also made for other assets and expenses. Changes in the taxable income projections have a direct impact on the amount of the valuation allowance, and the impact in any reporting period may be significant. These estimates and assumptions may change from year to year to the extent Orchid’s book value changes, thus changing projected management fees and overhead sharing payments, and/or market conditions, including changes in interest rates, such that estimates with respect to the portfolio metrics warrant revisions.

Loss Carryforwards

The following table provides our net operating loss carryforwards and capital loss carryforwards, related deferred tax assets and any corresponding valuation allowances as of December 31, 2025 and 2024:

(in thousands)
	2025	2024
Federal:
Net operating loss carryforwards (expires beginning 2026)	$245,762	$253,933
Related deferred tax asset	51,610	53,326
Valuation allowance	(40,823)	(44,537)
State:
Net operating loss carryforwards (expires beginning 2028)	$20,564	$28,735
Related deferred tax asset	894	1,249
Valuation allowance	-	-

Income Taxes Paid

During the years ended December 31, 2025 and 2024, the Company did not have any income taxes paid (or refunds received).

Unrecognized Tax Benefits

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

NOTE 13. EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. The Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met as of  December 31, 2025 and 2024.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met as of  December 31, 2025 and 2024.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands, except per-share information)
	2025	2024
Basic and diluted EPS per Class A common share:
Income (Loss) attributable to Class A common shares:
Basic and diluted	$5,783	$(1,302)
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	10,005	10,005
Effect of weighting	-	-
Weighted average shares-basic and diluted	10,005	10,005
Income (Loss) per Class A common share:
Basic and diluted	$0.58	$(0.13)

(in thousands, except per-share information)
	2025	2024
Basic and diluted EPS per Class B common share:
Income (Loss) attributable to Class B common shares:
Basic and diluted	$18	$(4)
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32
Effect of weighting	-	-
Weighted average shares-basic and diluted	32	32
Income (Loss) per Class B common share:
Basic and diluted	$0.58	$(0.13)

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

The Company's MBS and Orchid common stock are recorded at fair value on a recurring basis as of December 31, 2025 and 2024. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

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

The Company’s futures contracts are Level 1 valuations, as they are exchange-traded instruments and quoted market prices are readily available. Futures contracts are settled daily. Retained interests have a recorded fair value of zero as of December 31, 2025 and 2024, as the prospect of future cash flows is uncertain based on a Level 3 valuation analysis. Any cash received from the retained interests is reflected as a gain in the consolidated statements of operations.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
December 31, 2025
Mortgage-backed securities	$88,929	$-	$88,929	$-
Orchid Island Capital, Inc. common stock	4,097	4,097	-	-
December 31, 2024
Mortgage-backed securities	$122,348	$-	$122,348	$-
Orchid Island Capital, Inc. common stock	4,427	4,427	-	-

During the years ended December 31, 2025 and 2024, there were no transfers of financial assets or liabilities between Levels 1, 2 or 3.

NOTE 15. SEGMENT INFORMATION

The Company’s business is organized into the asset management and the investment portfolio segments, with each representing a reportable segment. Our CODM is our Chief Executive Officer. The results of each segment are regularly reviewed by the CODM to assess the performance of the segment and make decisions regarding the allocation of resources to the segments. The primary measure of segment performance used by the CODM is income before federal income taxes. Net revenues is also used to assess the financial performance of the segments and for purposes of allocating resources. The accounting policies of our two reportable business segments are the same as those described in Note 1.

The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. As discussed in Note 2, the revenues of the asset management segment consist of management fees, overhead reimbursements and repurchase, clearing and administrative fees received pursuant to a management agreement with Orchid. Total revenues received under this management agreement for the years ended December 31, 2025 and 2024, were approximately $16.6 million and $12.8 million, respectively, accounting for approximately 70% and 66% of consolidated revenues, respectively.

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

Segment information for the years ended December 31, 2025 and 2024 is as follows:

(in thousands)
	Asset Management	Investment Portfolio	Corporate		Eliminations	Total
2025
Advisory services, external customers	$16,575	$-	$-		$-	$16,575
Advisory services, other operating segments(1)	189	-	-		(189)	-
Interest and dividend income	-	7,129	-		-	7,129
Interest expense	-	(4,677)	(2,136)	(2)	-	(6,813)
Net revenues	16,764	2,452	(2,136)		(189)	16,891
Other income	-	205	-		-	205
Operating expenses(3)	(8,778)	(3,825)	-		-	(12,603)
Intercompany expenses(1)	-	(189)	-		189	-
Income (loss) before income taxes	$7,986	$(1,357)	$(2,136)		$-	$4,493
Year-end assets	$2,617	$120,751	$6,326		$-	$129,694

	Asset Management	Investment Portfolio	Corporate		Eliminations	Total
2024
Advisory services, external customers	$12,784	$-	$-		$-	$12,784
Advisory services, other operating segments(1)	145	-	-		(145)	-
Interest and dividend income	-	6,657	1		-	6,658
Interest expense	-	(5,140)	(2,401)	(2)	-	(7,541)
Net revenues	12,929	1,517	(2,400)		(145)	11,901
Other (expense) income	-	1,167	-		-	1,167
Operating expenses(3)	(7,241)	(4,016)	(1)		-	(11,258)
Intercompany expenses(1)	-	(145)	-		145	-
Income (loss) before income taxes	$5,688	$(1,477)	$(2,401)		$-	$1,810
Year-end assets	$2,006	$146,714	$6,134		$-	$154,854

(1)	Includes fees paid by Royal Palm to Bimini Advisors for advisory services at an annualized rate of 1.5% of capital allocated to Royal Palm's MBS portfolio.
(2)	Includes interest on long-term debt.
(3)	Corporate expenses are allocated based on each segment’s proportional share of total revenues.

If the acquisition of 80% of the fully diluted equity interests of Tom Johnson Investment Management, LLC, a registered investment adviser (“TJIM”), is completed (the “TJIM Acquisition”), the composition of the Company’s business will change both from the perspective of how its capital is deployed and how it reports its results for its operating segments. See Note 17 for a discussion of the TJIM Acquisition. The TJIM Acquisition will require the deployment of a significant portion of the Company’s capital, including all capital currently deployed into the investment portfolio with the exception of shares of Orchid.  The results of TJIM going forward would represent a significant portion of the Company’s aggregate results.  If the TJIM Acquisition is completed and the Company is able to generate and retain earnings going forward, the Company expects that such funds will be deployed into an Agency MBS investment portfolio, in which case they are expected to be managed more conservatively in terms of the amount of leverage employed when compared to leverage employed by the Company historically. Given the Company’s intention to retain ownership of shares of Orchid if the TJIM Acquisition closes, the Company’s operating segments would consist of the management of Orchid, the controlling stake in the operations of TJIM, and to a lesser extent its investment portfolio, for a total of three reportable segments.

NOTE 16. RELATED PARTY TRANSACTIONS

Other Relationships with Orchid

As of  December 31, 2025 and 2024, the Company owned shares of Orchid common stock representing approximately 0.3% and 0.7%, respectively, of Orchid’s outstanding common stock, on such dates. During the years ended December 31, 2025 and 2024, the Company received dividends on this common stock investment of approximately $0.8 million and $0.8 million, respectively.

Robert Cauley, our Chief Executive Officer and Chairman of our Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Orchid, participates in Orchid's long term incentive compensation plan, and owns shares of common stock of Orchid. Hunter Haas, our Chief Financial Officer, Chief Investment Officer, Treasurer and member of Bimini's Board of Directors, also serves as Chief Financial Officer, Chief Investment Officer and Secretary of Orchid, is a member of Orchid’s Board of Directors, participates in Orchid's long term incentive compensation plan, and owns shares of common stock of Orchid. Robert J. Dwyer, an independent director of the Company, owns shares of common stock of Orchid.

NOTE 17. SUBSEQUENT EVENT

Pending Acquisition of Tom Johnson Investment Management, LLC

On January 13, 2026, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) in connection with the TJIM Acquisition. Following the closing contemplated by the Agreement (the “Closing”), the existing owners of TJIM will retain an ownership interest in TJIM. The purchase price to be paid in the TJIM Acquisition will equal 2.5 times 80% of TJIM’s revenue for the fiscal year ended December 31, 2025 and will be paid in cash at the Closing if the purchase price is less than or equal to $12,000,000.  To the extent that the purchase price exceeds $12,000,000, the excess will be paid in three equal installments on the first, second, and third anniversaries of the Closing, plus interest at the rate of five percent (5%) per annum, compounded annually; provided, however, that if the excess is less than $1,000,000, it will be paid on or before the first anniversary of the Closing. The transaction agreement includes mutual put and call rights that could result in the Company’s acquisition of the remaining 20% equity interest retained by the existing owners.

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

Management’s Report on Internal Control over Financial Reporting

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

The Company’s management, including the CEO and the CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Company’s management used criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, the Company’s management, including the CEO and the CFO, concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.

ITEM 9B. OTHER INFORMATION.

During the quarter ended December 31, 2025, no director or officer of the Company adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.         Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 and not otherwise set forth below is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company’s 2026 Annual Meeting of Stockholders, which the Company expects to file with the U.S. Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after  December 31, 2025 (the "Proxy Statement").

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

4.2	First Amendment to Rights Plan, dated as of December 10, 2025, between the Company and Broadridge Corporate Issuer Solutions, Inc., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated December 10, 2025, filed with the SEC on December 10, 2025.
4.3	Description of the Company’s Capital Stock, incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 27, 2020.
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

10.8	Membership Interest Purchase Agreement, dated January 13, 2026, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2026.
19.1	Insider Trading Policy, incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K, dated March 7, 2025
21.1	Subsidiaries of the Registrant**
31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002**
31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002**
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002***
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002***

101.INS	Inline Instance Document****
101.SCH	Inline Taxonomy Extension Schema Document****
101.CAL	Inline Taxonomy Extension Calculation Linkbase Document****
101.DEF	Additional Inline Taxonomy Extension Definition Linkbase Document****
101.LAB	Inline Taxonomy Extension Label Linkbase Document****
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document****
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Management compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.
**	Filed herewith.
***	Furnished herewith
****	Submitted electronically herewith.

ITEM 16.         Form 10-K Summary.

The Company has elected not to provide summary information.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIMINI CAPITAL MANAGEMENT, INC.

Date: March 13, 2026	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: March 13, 2026	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2026.

Signature	Capacity

/s/ Robert E. Cauley
Robert E. Cauley	Director, Chairman of the Board and Chief Executive Officer

/s/ G. Hunter Haas, IV
G. Hunter Haas, IV	Director, President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Robert J. Dwyer
Robert J. Dwyer	Director

/s/ Ashley Griffith
Ashley Griffith	Director