Form 10-Q
period 2026-03-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2026-05-08
CIK 1275477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	May 7, 2026	9,999,456
Class B Common Stock, $0.001 par value	May 7, 2026	31,938
Class C Common Stock, $0.001 par value	May 7, 2026	31,938

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption “Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025 and any subsequent reports filed with or furnished to the SEC. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2026	December 31, 2025
ASSETS:
Mortgage-backed securities, at fair value:
Pledged to counterparties	$15,953,501	$88,807,576
Unpledged	112,066	120,949
Total mortgage-backed securities	16,065,567	88,928,525
Cash and cash equivalents	16,377,955	12,696,660
Restricted cash	216,499	1,621,399
Orchid Island Capital, Inc. common stock, at fair value	4,000,569	4,097,311
Accrued interest receivable	72,989	415,092
Property and equipment, net	1,751,865	1,768,864
Deferred tax assets, net	17,022,785	17,239,648
Due from affiliates	1,788,044	1,660,666
Other assets	1,155,305	1,265,807
Total Assets	$58,451,578	$129,693,972

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$15,184,000	$85,326,000
Long-term debt	27,340,751	27,346,546
Accrued interest payable	87,878	300,208
Other liabilities	2,415,098	4,098,421
Total Liabilities	45,027,727	117,071,175

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated; no shares issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 10,005,457 shares issued and outstanding as of March 31, 2026 and December 31, 2025	10,005	10,005
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding as of March 31, 2026 and December 31, 2025	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding as of March 31, 2026 and December 31, 2025	32	32
Additional paid-in capital	329,815,150	329,815,150
Accumulated deficit	(316,401,368)	(317,202,422)
Total Stockholders’ Equity	13,423,851	12,622,797
Total Liabilities and Stockholders' Equity	$58,451,578	$129,693,972

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025
Revenues:
Advisory services	$5,126,844	$3,582,289
Interest income	1,163,807	1,742,174
Dividend income from Orchid Island Capital, Inc. common stock	204,866	204,866
Total revenues	6,495,517	5,529,329
Interest expense:
Repurchase agreements	(697,071)	(1,306,500)
Long-term debt	(495,895)	(537,520)
Net revenues	5,302,551	3,685,309

Other income (expense):
Unrealized (losses) gains on mortgage-backed securities	(267,467)	1,489,008
Realized losses on mortgage-backed securities	(372,053)	-
Unrealized losses on Orchid Island Capital Inc. common stock	(96,742)	(147,958)
Gains (losses) on derivative instruments	178,396	(1,368,795)
Other expense, net	(557,866)	(27,745)

Expenses:
Compensation and related benefits	2,045,858	1,918,648
Direct advisory services costs	443,999	341,233
Directors' fees and liability insurance	202,859	200,286
Audit, legal and other professional fees	859,915	325,095
Administrative and other expenses	174,137	138,895
Total expenses	3,726,768	2,924,157

Net income before income tax provision	1,017,917	733,407
Income tax provision	216,863	180,837

Net income	$801,054	$552,570

Basic and Diluted Net Income Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$0.08	$0.06
CLASS B COMMON STOCK
Basic and Diluted	$0.08	$0.06
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	10,005,457	10,005,457
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Three Months Ended March 31, 2026 and 2025

	Stockholders' Equity
			Additional
	Common Stock, all classes		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balances, January 1, 2026	10,069,333	$10,069	$329,815,150	$(317,202,422)	$12,622,797
Net income	-	-	-	801,054	801,054
Balances, March 31, 2026	10,069,333	$10,069	$329,815,150	$(316,401,368)	$13,423,851

Balances, January 1, 2025	10,069,333	$10,069	$329,815,150	$(323,003,812)	$6,821,407
Net income	-	-	-	552,570	552,570
Balances, March 31, 2025	10,069,333	$10,069	$329,815,150	$(322,451,242)	$7,373,977

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31, 2026 and 2025

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$801,054	$552,570
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	16,999	18,075
Deferred income tax provision	216,863	180,837
Unrealized losses (gains) on mortgage-backed securities	267,467	(1,489,008)
Realized losses on mortgage-backed securities	372,053	-
Losses (gains) on TBA securities	54,984	-
Unrealized losses on Orchid Island Capital, Inc. common stock	96,742	147,958
Changes in operating assets and liabilities:
Accrued interest receivable	342,103	14,104
Due from affiliates	(127,378)	(181,496)
Other assets	110,502	(70,477)
Accrued interest payable	(212,330)	(215,737)
Other liabilities	(1,738,307)	(2,075,792)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	200,752	(3,118,966)

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Sales	68,590,546	-
Principal repayments	3,632,892	2,872,054
NET CASH PROVIDED BY INVESTING ACTIVITIES	72,223,438	2,872,054

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	981,196,523	285,099,000
Principal repayments on repurchase agreements	(1,051,338,523)	(286,769,000)
Principal repayments on long-term debt	(5,795)	(5,396)
NET CASH USED IN FINANCING ACTIVITIES	(70,147,795)	(1,675,396)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,276,395	(1,922,308)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	14,318,059	7,422,746
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$16,594,454	$5,500,438

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$1,405,296	$2,059,757

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2026

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

On April 1, 2026, the Company acquired eighty percent (80%) of the fully diluted equity interests of Tom Johnson Investment Management, LLC (“TJIM”), a registered investment adviser. See Note 17, “Subsequent Event,” for additional information.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim periods are included. Operating results for the three-month period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending  December 31, 2026.

The consolidated balance sheet at December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements. For further information, refer to the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase. Restricted cash includes cash pledged as collateral for repurchase agreements and margin for derivative instruments. The following table presents the Company’s cash, cash equivalents and restricted cash as of March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$16,377,955	$12,696,660
Restricted cash	216,499	1,621,399
Total cash, cash equivalents and restricted cash	$16,594,454	$14,318,059

The Company maintains cash balances at several banks and excess margin with one exchange clearing member. At times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. Restricted cash balances are uninsured, but are held in separate accounts that are segregated from the general funds of the counterparty. The Company limits uninsured balances to only large, well-known banks and exchange clearing members and believes that it is not exposed to significant credit risk on cash and cash equivalents or restricted cash balances.

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

Recent Accounting Pronouncements

In  November 2024, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". The amendments in the ASU require disclosures about specific types of expenses included in the expense captions presented on the Consolidated Statements of Income, as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after  December 15, 2026. We are currently evaluating the impact of adoption on our financial disclosures.

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

The following table summarizes the advisory services revenue from Orchid for the three months ended March 31, 2026 and 2025.

(in thousands)
	Three Months Ended March 31,
	2026	2025
Management fee	$3,988	$2,747
Allocated overhead	786	608
Repurchase, clearing and administrative fee	353	227
Total	$5,127	$3,582

At March 31, 2026 and December 31, 2025, the net amount due from Orchid was approximately $1.8 million and $1.7 million, respectively.

NOTE 3. MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of March 31, 2026 and December 31, 2025:

(in thousands)
	Par Value	Cost (1)	Fair Value
March 31, 2026	$15,826	$16,027	$16,066
December 31, 2025	86,293	87,266	88,929

(1)	The cost information in the table above represents the aggregate current par value, multiplied by the purchase price of each security in the portfolio.

The following table is a summary of the Company’s net gain (loss) from the sales of MBS for the three months ended March 31, 2026 and 2025.

(in thousands)
	Three Months Ended March 31,
	2026	2025
Proceeds from sales of MBS	$68,591	$-
Carrying value of MBS sold	(68,963)	-
Net loss on sales of MBS	$(372)	$-

Gross gain on sales of MBS	$6	$-
Gross loss on sales of MBS	(378)	-
Net loss on sales of MBS	$(372)	$-

NOTE 4. REPURCHASE AGREEMENTS

The Company pledges certain of its MBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as “margin calls.” Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. During the three months ended  March 31, 2026 and 2025, the Company had met all margin call requirements.

As of March 31, 2026 and December 31, 2025, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
March 31, 2026
Fair value of securities pledged, including accrued interest receivable	$-	$16,025	$-	$-	$16,025
Repurchase agreement liabilities associated with these securities	$-	$15,184	$-	$-	$15,184
Net weighted average borrowing rate	-	3.79%	-	-	3.79%
December 31, 2025
Fair value of securities pledged, including accrued interest receivable	$-	$70,681	$18,539	$-	$89,220
Repurchase agreement liabilities associated with these securities	$-	$67,669	$17,657	$-	$85,326
Net weighted average borrowing rate	-	4.00%	3.89%	-	3.98%

In addition, cash pledged to counterparties for repurchase agreements was approximately $0.1 million and $0.6 million as of  March 31, 2026 and December 31, 2025, respectively.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any. At  March 31, 2026 and December 31, 2025, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and any cash pledged, including accrued interest on such securities) with all counterparties of approximately $0.9 million and $4.2 million, respectively. The Company did not have an amount at risk with any one counterparty exceeding 10% of stockholders' equity as of  March 31, 2026 and December 31, 2025.

NOTE 5. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes Bimini’s assets pledged as collateral under its repurchase agreements and derivative agreements as of March 31, 2026 and December 31, 2025.

($ in thousands)
	March 31, 2026			December 31, 2025
	Repurchase	Derivative		Repurchase	Derivative
	Agreements	Agreements	Total	Agreements	Agreements	Total
PT MBS - at fair value	$15,954	$-	$15,954	$88,808	$-	$88,808
Accrued interest on pledged securities	71	-	71	413	-	413
Restricted cash	59	157	216	568	1,053	1,621
Total	$16,084	$157	$16,241	$89,789	$1,053	$90,842

NOTE 6. OFFSETTING ASSETS AND LIABILITIES

The Company’s derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of March 31, 2026 and December 31, 2025.

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not Offset
		Gross	of Liabilities	in the
	Gross	Amount	Presented	Consolidated Balance Sheet
	Amount	Offset in the	in the	Financial
	of	Consolidated	Consolidated	Instruments	Cash
	Recognized	Balance	Balance	Posted as	Posted as	Net
	Liabilities	Sheet	Sheet	Collateral	Collateral	Amount
March 31, 2026
Repurchase Agreements	$15,184	$-	$15,184	$(15,125)	$(59)	$-
	$15,184	$-	$15,184	$(15,125)	$(59)	$-
December 31, 2025
Repurchase Agreements	$85,326	$-	$85,326	$(84,758)	$(568)	$-
	$85,326	$-	$85,326	$(84,758)	$(568)	$-

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

NOTE 7. LONG-TERM DEBT

Long-term debt at March 31, 2026 and December 31, 2025 is summarized as follows:

(in thousands)
	March 31, 2026	December 31, 2025
Junior subordinated debt	$26,804	$26,804
Secured note payable	537	543
Total	$27,341	$27,347

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

As of March 31, 2026 and December 31, 2025, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million. The interest rate for the junior subordinated debt is the CME Term Secured Overnight Financing Rate ("SOFR") on the applicable reset date plus the tenor spread adjustment of 0.26161% plus the coupon spread of 3.50%. As of March 31, 2026 and December 31, 2025, the interest rate was 7.44% and 7.48%, respectively. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions, are redeemable at Bimini Capital's option, in whole or in part and without penalty, and have a final maturity of  December 15, 2035. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment to all present and future senior indebtedness.

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

The table below presents the future scheduled principal payments on the Company’s long-term debt.

(in thousands)
Last nine months of 2026	$18
For the years:
2027	25
2028	27
2029	29
2030	31
After 2030 (cumulative)	27,211
Total	$27,341

NOTE 8. COMMON STOCK

There were no issuances of Bimini Capital's Class A Common Stock, Class B Common Stock or Class C Common Stock during the three months ended March 31, 2026 and 2025.

Stock Repurchase Plans

On March 12, 2026, the Board authorized a share repurchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 (the “2026 Repurchase Plan”). Pursuant to the 2026 Repurchase Plan, the Company can purchase shares of its Class A Common Stock from time to time for an aggregate purchase price not to exceed $2.5 million. Share repurchases can be executed through various means, including, without limitation, open market transactions. The 2026 Repurchase Plan does not obligate the Company to purchase any shares. Through March 31, 2026, the Company did not repurchase any shares under the 2026 Repurchase Plan. Subsequent to  March 31, 2026, the Company repurchased 6,001 shares under the 2026 Repurchase Plan at an average price of $ 2.73 per share. The 2026 Repurchase Plan replaced the Company’s prior repurchase plan adopted in 2024 (the “2024 Repurchase Plan”), which expired on March 9, 2026. The Company did not repurchase any shares under the 2024 Repurchase Plan.

NOTE 9. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.

As previously disclosed, in April 2020 and November 2021, the Company received demands for payment from Citigroup, Inc. related to the indemnification provisions of various mortgage loan purchase agreements entered into prior to 2007. As of March 31, 2026, no further information has been received related to this matter.  The ultimate resolution of this matter cannot presently be determined. However, in management's opinion, the demands are without merit and the likelihood of a material adverse outcome is remote. Accordingly, no provision or accrual has been recorded.

Management is not aware of any other significant reported or unreported contingencies at March 31, 2026.

NOTE 10. INCOME TAXES

The total income tax provision recorded for the three months ended March 31, 2026 and 2025 was $0.2 million and $0.2 million, respectively, on consolidated pre-tax book income of $1.0 million and $0.7 million, respectively. Company uses the discrete-period computation method for determining its income tax provision. The Company's income tax provision could be affected by numerous factors, including nondeductible expenses, the projected utilization of net operating loss carryovers (“NOLs”) and changes in its deferred tax assets and liabilities and their valuations. The Company’s tax provisions are computed using actual annual tax rates applied to actual income to date and include the expected realization of a portion of the tax benefits of federal and state NOLs. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized in future accounting periods. The ultimate realization of net capital loss carryforwards and NOLs is dependent upon the generation of future capital gains and taxable income in periods prior to their expiration. The Company currently provides a valuation allowance against a portion of the deferred tax assets generated by the NOLs since the Company believes that it is more likely than not that some of the benefits will not be realized in the future. The Company will continue to assess the need for, and the amount of, the valuation allowance at each reporting date.

NOTE 11. EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at March 31, 2026 and 2025.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at March 31, 2026 and 2025.

The table below reconciles the numerator and denominator of EPS for the three months ended March 31, 2026 and 2025.

(in thousands, except per-share information)
	Three Months Ended March 31,
	2026	2025
Basic and diluted EPS per Class A common share:
Income attributable to Class A common shares:
Basic and diluted	$798	$551
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	10,005	10,005
Weighted average shares-basic and diluted	10,005	10,005
Income per Class A common share:
Basic and diluted	$0.08	$0.06

(in thousands, except per-share information)
	Three Months Ended March 31,
	2026	2025
Basic and diluted EPS per Class B common share:
Income attributable to Class B common shares:
Basic and diluted	$3	$2
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32
Weighted average shares-basic and diluted	32	32
Income per Class B common share:
Basic and diluted	$0.08	$0.06

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

The Company's MBS and Orchid common stock are recorded at fair value on a recurring basis as of  March 31, 2026 and December 31, 2025. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
March 31, 2026
Mortgage-backed securities	$16,066	$-	$16,066	$-
Orchid Island Capital, Inc. common stock	4,001	4,001	-	-
December 31, 2025
Mortgage-backed securities	$88,929	$-	$88,929	$-
Orchid Island Capital, Inc. common stock	4,097	4,097	-	-

During the three months ended March 31, 2026 and 2025, there were no transfers of financial assets or liabilities between Levels 1, 2 or 3.

NOTE 13. SEGMENT INFORMATION

The Company’s business is organized into the asset management and the investment portfolio segments, with each representing a reportable segment. Our chief operating decision maker ("CODM") is our Chief Executive Officer. The results of each segment are regularly reviewed by the CODM to assess the performance of the segment and make decisions regarding the allocation of resources to the segments. The primary measure of segment performance used by the CODM is income before federal income taxes. Net revenues is also used to assess the financial performance of the segments and for purposes of allocating resources. The accounting policies of our two reportable business segments are the same as those described in Note 1.

The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. As discussed in Note 2, the revenues of the asset management segment consist of management fees, overhead reimbursements and repurchase, clearing and administrative fees received pursuant to a management agreement with Orchid. Total revenues received under this management agreement for the three months ended March 31, 2026 were approximately $5.1 million, accounting for approximately 79% of consolidated revenues. Total revenues received under this management agreement for the three months ended March 31, 2025 were approximately and $3.6 million, accounting for approximately and 65% of consolidated revenues.

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

Segment information for the three months ended  March 31, 2026 and 2025 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2026
Advisory services, external customers	$5,127	$-	$-	$-	$5,127
Advisory services, other operating segments(1)	56	-	-	(56)	-
Interest and dividend income	-	1,369	-	-	1,369
Interest expense(2)	-	(697)	(496)	-	(1,193)
Net revenues	5,183	672	(496)	(56)	5,303
Other income (expense), net	-	(558)	-	-	(558)
Operating expenses(3)	(2,936)	(791)	-	-	(3,727)
Intercompany expenses(1)	-	(56)	-	56	-
Income (loss) before income taxes	$2,247	$(733)	$(496)	$-	$1,018

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2025
Advisory services, external customers	$3,582	$-	$-	$-	$3,582
Advisory services, other operating segments(1)	41	-	-	(41)	-
Interest and dividend income	-	1,947	-	-	1,947
Interest expense(2)	-	(1,306)	(538)	-	(1,844)
Net revenues	3,623	641	(538)	(41)	3,685
Other income (expense), net	-	(28)	-	-	(28)
Operating expenses(3)	(1,884)	(1,041)	1	-	(2,924)
Intercompany expenses(1)	-	(41)	-	41	-
Income (loss) before income taxes	$1,739	$(469)	$(537)	$-	$733

(1)	Includes fees paid by Royal Palm to Bimini Advisors for advisory services at an annualized rate of 1.5% of capital allocated to Royal Palm's MBS portfolio.
(2)	Includes interest on repurchase agreements in the Investment Portfolio column and long-term debt in the Corporate column.
(3)	Operating expenses are allocated based on each segment’s proportional share of total revenues.

Assets in each reportable segment as of March 31, 2026 and December 31, 2025 were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
March 31, 2026	$2,702	$49,903	5,847	$58,452
December 31, 2025	2,617	120,751	6,326	129,694

With the closing of the acquisition of Tom Johnson Investment Management, LLC, a registered investment adviser (“TJIM”), on April 1, 2026 (the "TJIM Acquisition"), the composition of the Company’s business changed both from the perspective of how its capital is deployed and how it reports its results for its operating segments. The TJIM Acquisition required the deployment of a significant portion of the Company’s capital, including most of the capital currently deployed into the investment portfolio.  The results of TJIM going forward would represent a significant portion of the Company’s aggregate results.  Once the TJIM Acquisition is completed and the Company is able to generate and retain earnings going forward, the Company expects that such funds will be deployed into an Agency MBS investment portfolio, in which case they are expected to be managed more conservatively in terms of the amount of leverage employed when compared to leverage employed by the Company historically. Given the Company’s intention to retain ownership of shares of Orchid, the Company’s operating segments are expected to consist of the management of Orchid, the controlling stake in the operations of TJIM, and to a lesser extent its investment portfolio, for a total of three reportable segments.

NOTE 14. RELATED PARTY TRANSACTIONS

At both March 31, 2026 and December 31, 2025, the Company owned 569,071 shares of Orchid common stock, representing approximately 0.3% of Orchid’s outstanding common stock on such dates. The Company received dividends on this common stock investment of approximately $0.2 million and $0.2 million during the three months ended March 31, 2026 and 2025, respectively.

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

NOTE 17. SUBSEQUENT EVENT

Acquisition of Tom Johnson Investment Management, LLC

On April 1, 2026, the Company completed the acquisition of 80% of the membership interest of TJIM. As a result of the transaction, the Company obtained control of TJIM and will consolidate its results beginning April 1, 2026. The purchase price of the interest of TJIM was approximately $12.3 million. The transaction agreement includes mutual put and call rights that could result in the Company’s acquisition of the remaining 20% equity interest retained by the existing owners. The preliminary purchase price allocation and related goodwill have not been determined as of the filing date of this Form 10‑Q. The TJIM Acquisition may also affect the expected realization of the Company's deferred tax assets and related valuation allowances.

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

Overview

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital” and, collectively with its subsidiaries, the “Company,” “we”, “us” or “our”) is a specialty finance company that operates in two business segments: (i) investing in mortgage-backed securities (“MBS”) and Orchid Island Capital, Inc. (“Orchid”) common stock in our own portfolio, (ii) and serving as the external manager of Orchid which also invests in MBS. In both cases, the principal and interest payments of these MBS are guaranteed by Fannie Mae, Freddie Mac or the Government National Mortgage Association (“Ginnie Mae” and, collectively with Fannie Mae and Freddie Mac, “GSEs”) and are backed primarily by single-family residential mortgage loans. We refer to these types of MBS as “Agency MBS.” Our portfolio primarily consists of traditional pass through ("PT") Agency MBS, such as mortgage pass-through certificates and collateralized mortgage obligations (“CMOs”) issued by the GSEs (“PT MBS”); and structured Agency MBS, such as interest only securities (“IOs”), inverse interest only securities (“IIOs”) and principal only securities (“POs”).

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
●

actions taken by the U.S. government, including the presidential administration, the Fed, the Federal Housing Financing Agency (the “FHFA”), the Federal Deposit Insurance Corporation ("FDIC"), Federal Housing Administration, the Federal Open Market Committee (the “FOMC”) and the U.S. Treasury;

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

Results of Operations

Described below are the Company’s results of operations for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

Net Income Summary

Consolidated net income for the three months ended March 31, 2026 was $0.8 million, or $0.08 basic and diluted income per share of Class A Common Stock, as compared to consolidated net income of $0.6 million, or $0.06 basic and diluted income per share of Class A Common Stock, for the three months ended March 31, 2025. The components of net income for the three months ended March 31, 2026 and 2025, along with the changes in those components are presented in the table below.

(in thousands)
	Three Months Ended March 31,
	2026	2025	Change
Advisory services revenues	$5,127	$3,582	$1,545
Interest and dividend income	1,369	1,947	(578)
Interest expense	(1,193)	(1,844)	651
Net revenues	5,303	3,685	1,618
Other expense	(558)	(28)	(530)
Expenses	(3,727)	(2,924)	(803)
Net income before income tax provision	1,018	733	285
Income tax provision	217	180	37
Net income	$801	$553	$248

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

The tables below present a reconciliation of the adjustments discussed above to interest expense shown for each period relative to our derivative instruments, and the consolidated statements of operations line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for each quarter in 2026 and 2025.

Gains (Losses) on Derivative Instruments

(in thousands)
			Funding Hedges
	Consolidated	TBA	Attributed to
	Statement of	Securities	Current
	Operations	Short	Period
Three Months Ended	(GAAP)	Positions	(Non-GAAP)
March 31, 2026	$178	$(55)	$76
December 31, 2025	36	-	109
September 30, 2025	(170)	-	108
June 30, 2026	(431)	-	112
March 31, 2025	(1,369)	-	106

Economic Net Portfolio Interest Income

(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
	GAAP		Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
March 31, 2026	$1,164	$697	$(76)	$621	$467	$543
December 31, 2025	1,451	1,022	(109)	913	429	538
September 30, 2025	1,534	1,157	(108)	1,049	377	485
June 30, 2025	1,582	1,191	(112)	1,079	391	503
March 31, 2025	1,742	1,307	(106)	1,201	435	541

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income

(in thousands)
			Interest
	Net Portfolio		Expense on
	Interest Income		Long-Term	Net Interest Income (Expense)
	GAAP	Economic	Debt	GAAP	Economic
Three Months Ended	Basis	Basis(1)	(GAAP)	Basis	Basis(2)
March 31, 2026	$467	$543	$496	$(29)	$47
December 31, 2025	429	538	514	(85)	24
September 30, 2025	377	485	544	(167)	(59)
June 30, 2025	391	503	540	(149)	(37)
March 31, 2025	435	541	538	(103)	3

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Segment Information

We have two operating segments; (a) the asset management segment, which includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm, and (b) the investment portfolio segment, which includes the investment activities conducted by Royal Palm.

Segment information for the three months ended March 31, 2026 and 2025 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2026
Advisory services, external customers	$5,127	$-	$-	$-	$5,127
Advisory services, other operating segments(1)	56	-	-	(56)	-
Interest and dividend income	-	1,369	-	-	1,369
Interest expense(2)	-	(697)	(496)	-	(1,193)
Net revenues	5,183	672	(496)	(56)	5,303
Other income (expense), net	-	(558)	-	-	(558)
Operating expenses(3)	(2,936)	(791)	-	-	(3,727)
Intercompany expenses(1)	-	(56)	-	56	-
Income (loss) before income taxes	$2,247	$(733)	$(496)	$-	$1,018

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2025
Advisory services, external customers	$3,582	$-	$-	$-	$3,582
Advisory services, other operating segments(1)	41	-	-	(41)	-
Interest and dividend income	-	1,947	-	-	1,947
Interest expense(2)	-	(1,306)	(538)	-	(1,844)
Net revenues	3,623	641	(538)	(41)	3,685
Other income (expense), net	-	(28)	-	-	(28)
Operating expenses(3)	(1,884)	(1,041)	1	-	(2,924)
Intercompany expenses(1)	-	(41)	-	41	-
Income (loss) before income taxes	$1,739	$(469)	$(537)	$-	$733

(1)	Includes fees paid by Royal Palm to Bimini Advisors for advisory services at an annualized rate of 1.5% of capital allocated to Royal Palm's MBS portfolio.
(2)	Includes interest expense on repurchase agreements in the Investment Portfolio column and long-term debt in the Corporate column.
(3)	Corporate expenses are allocated based on each segment’s proportional share of total revenues.

Assets in each reportable segment were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
March 31, 2026	$2,702	$49,903	5,847	$58,452
December 31, 2025	2,617	120,751	6,326	129,694

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

The following table summarizes the advisory services revenue received from Orchid in each quarter and during 2026 and 2025.

(in thousands)
				Advisory Services
			Average			Repurchase,
	Average	Average	Orchid			Clearing and
	Orchid	Orchid	Repurchase	Management	Overhead	Administrative
Three Months Ended	MBS	Equity	Agreements	Fee	Allocation	Fees	Total
March 31, 2026	$10,983,600	$1,365,471	$10,490,095	$3,988	$786	$353	$5,127
December 31, 2025	9,492,369	1,233,957	9,061,222	3,700	705	319	4,724
September 30, 2025	7,674,720	1,108,307	7,331,428	3,294	887	277	4,458
June 30, 2025	6,865,727	1,012,986	6,537,260	2,982	582	247	3,811
March 31, 2025	5,995,702	902,590	5,722,092	2,747	608	227	3,582

Acquisition of TJIM

On April 1, 2026, the Company completed the acquisition of eighty percent of the membership interests of TJIM. At the time of the closing, TJIM had approximately $1.6 billion of assets under management across equity and fixed income markets. TJIM’s management agreements are diverse, covering individual accounts, sub-advisory agreements, and wrap programs. The existing owners of TJIM will retain an ownership interest in TJIM and Bimini intends to retain its current staff and investment management team. The transaction is intended to transition Bimini into a pure asset management firm with a more diverse mix of assets under its respective management teams.

Now that the acquisition of TJIM is completed, the composition of the Company’s business will change both from the perspective of how its capital is deployed and how it reports its results for its operating segments.  The acquisition of an 80% ownership interest in TJIM required the deployment of a significant portion of the Company’s capital, including most of the capital currently deployed into the investment portfolio, with the exception of shares of Orchid.  The results of TJIM going forward should represent a significant portion of the Company’s aggregate results.  If the Company is able to generate and retain earnings going forward, the Company expects that such funds will be deployed into an Agency MBS investment portfolio, in which case they are expected to be managed more conservatively in terms of the amount of leverage employed when compared to leverage employed by the Company historically. Given the Company’s intention to retain ownership of shares of Orchid, the Company’s operating segments will consist of the management of Orchid, the controlling stake in the operations of TJIM, and to a lesser extent its investment portfolio, for a total of three reportable segments.

Investment Portfolio Segment

Net Portfolio Interest Income

In anticipation of the closing of the TJIM Acquisition, we sold a significant portion of the MBS portfolio in the first quarter of 2026. Our outstanding balances under repurchase agreement borrowings declined proportionately as well. As a result, many figures discussed below appear distorted when simple average balances are calculated, such as average MBS held and average outstanding balances under repurchase agreement borrowings. Further, since the sales occurred late in the quarter, interest income and interest expense amounts reflect balances of both assets and borrowing in place for the majority of the quarter.  The combination of these two factors led to certain metrics such as our yield on average MBS and cost of funds measures to appear higher than they would have been had these large sales not occurred, or occurred earlier in the quarter.  These factors should be kept in mind when reading the discussion of our investment portfolio segment results for the quarter.

During the three months ended March 31, 2026, we generated $0.5 million of net portfolio interest income, consisting of $1.2 million of interest income from MBS assets offset by $0.7 million of interest expense on repurchase liabilities. For the comparable period ended March 31, 2025, we generated $0.4 million of net portfolio interest income, consisting of $1.7 million of interest income from MBS assets offset by $1.3 million of interest expense on repurchase liabilities. The $0.58 million decrease in interest income was due to a $69.2 million decrease in average MBS holdings, offset by a 314 bp increase in yields. There was a $0.6 million decrease in interest expense for the three months ended March 31, 2026 that was due to a $66.1 million decrease in average repurchase liabilities, offset by a 106 bp increase in cost of funds.

Our economic interest expense on repurchase liabilities for the three months ended March 31, 2026 and 2025 was $0.6 million and $1.2 million, respectively, resulting in $0.5 million and $0.5 million of economic net portfolio interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for the three months ended March 31, 2026 and 2025 and each quarter in 2026 and 2025 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Held(1)	Income	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
March 31, 2026	$52,497	$1,164	8.87%	$50,255	$697	$621	5.55%	4.94%
December 31, 2025	96,668	1,451	6.00%	92,640	1,022	913	4.41%	3.94%
September 30, 2025	106,016	1,534	5.79%	100,848	1,157	1,049	4.59%	4.16%
June 30, 2025	114,294	1,582	5.54%	108,626	1,191	1,079	4.39%	3.97%
March 31, 2025	121,657	1,742	5.73%	116,346	1,307	1,201	4.49%	4.13%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(2)	Basis	Basis(4)
March 31, 2026	$467	$543	3.32%	3.93%
December 31, 2025	429	538	1.59%	2.06%
September 30, 2025	377	485	1.20%	1.63%
June 30, 2025	391	503	1.15%	1.57%
March 31, 2025	435	541	1.24%	1.60%

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

Cost of Funds

Since all of our repurchase agreements are short-term, changes in market rates have a more immediate impact on our interest expense. Our average cost of funds calculated on a GAAP basis was 190 bps above the average one-month SOFR and 169 bps above the average six-month SOFR for the quarter ended March 31, 2026. Our average economic cost of funds was 129 bps above the average one-month SOFR and 108 bps above the average six-month SOFR for the quarter ended March 31, 2026. The average term to maturity of the outstanding repurchase agreements was 17 days at March 31, 2026, compared to 31 days at December 31, 2025. The tables below present the average outstanding balances under our repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month SOFR rates for each quarter in 2026 and 2025, on both a GAAP and economic basis.

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average SOFR		One-Month	Six-Month	One-Month	Six-Month
Three Months Ended	One-Month	Six-Month	SOFR	SOFR	SOFR	SOFR
March 31, 2026	3.65%	3.86%	1.90%	1.69%	1.29%	1.08%
December 31, 2025	3.79%	4.20%	0.62%	0.21%	0.15%	(0.26)%
September 30, 2025	4.31%	4.37%	0.28%	0.22%	(0.15)%	(0.21)%
June 30, 2025	4.32%	4.37%	0.07%	0.02%	(0.35)%	(0.40)%
March 31, 2025	4.33%	4.55%	0.16%	(0.06)%	(0.20)%	(0.42)%

Dividend Income from Orchid

We owned 569,071 shares of Orchid common stock throughout each of the three months ended March 31, 2026 and 2025. Orchid paid total dividends of $0.36 per share during both the three months ended March 31, 2026 and 2025, resulting in dividend income of approximately $0.2 million in each period.

Long-Term Debt

Junior Subordinated Debt

The junior subordinated debt securities paid interest at a floating rate. The interest rate is the CME Term SOFR on the applicable reset date plus the tenor spread adjustment of 0.26161% plus the coupon spread of 3.50%. Interest expense on our junior subordinated debt securities was $0.5 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively. The average rate of interest paid for the three months ended March 31, 2026 was 7.48% compared to 8.11% for the comparable period in 2025.

Note Payable

On October 30, 2019, the Company borrowed $680,000 from a bank which is secured by a mortgage on the Company’s office building and has a final maturity of October 30, 2039. Through October 30, 2024, interest accrued on the note at 4.89%. Thereafter, interest accrues based on the weekly average yield to the United States Treasury securities adjusted to a constant maturity of 5 years, plus 3.25%. The interest rate reset to 7.37% on October 30, 2024 and will reset again on October 30, 2029.

Gains or Losses and Other Income

The table below presents our gains or losses and other income for the three months ended March 31, 2026 and 2025.

(in thousands)
	Three Months Ended March 31,
	2026	2025	Change
Realized losses on sales of MBS	$(372)	$-	$(372)
Unrealized (losses) gains on MBS	(267)	1,489	(1,756)
Total (losses) gains on MBS	(639)	1,489	(2,128)
Gains (losses) on derivative instruments	178	(1,369)	1,547
Unrealized losses on Orchid Island Capital, Inc. common stock	(97)	(148)	51

We invest in MBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from trading in these securities. However, we have sold, and may sell in the future, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the three months ended March 31, 2026, we received proceeds totaling $68.6 million from the sales of MBS. We did not sell any MBS during the three months ended March 31, 2025.

The fair value of our MBS portfolio and derivative instruments, and the gains (losses) reported on those financial instruments, are driven in part by changes in yields and interest rates, the spreads that MBS trade relative to comparable duration U.S. Treasuries or swaps, as well as varying levels of demand for MBS, which affect the pricing of the securities in our portfolio. The unrealized gains and losses on MBS may also include the premium lost as a result of prepayments on the underlying mortgages, decreasing unrealized gains or increasing unrealized losses as prepayment speeds or premiums increase. To the extent MBS are carried at a discount to par, unrealized gains or losses on MBS would also include discount accreted as a result of prepayments on the underlying mortgages, increasing unrealized gains or decreasing unrealized losses as speeds on discounts increase. Gains and losses on interest rate futures contracts are affected by changes in implied forward rates during the reporting period. The table below presents historical interest rate data as of the end of each quarter during 2026 and 2025.

	5 Year	10 Year	15 Year	30 Year	Three
	U.S. Treasury	U.S. Treasury	Fixed-Rate	Fixed-Rate	Month
	Rate(1)	Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	SOFR(3)
March 31, 2026	3.95%	4.31%	5.75%	6.38%	3.68%
December 31, 2025	3.72%	4.16%	5.44%	6.15%	4.01%
September 30, 2025	3.73%	4.15%	5.49%	6.30%	4.35%
June 30, 2025	3.80%	4.23%	5.89%	6.77%	4.34%
March 31, 2025	3.98%	4.25%	5.89%	6.65%	4.35%

(1)	Historical 5 Year and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 15 Year and 30 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical SOFR is obtained from the Federal Reserve Bank of New York. The SOFR averages are compounded averages of the SOFR over rolling 30- and 180-day periods.

Operating Expenses

For the three months ended March 31, 2026, our total operating expenses were approximately $3.7 million compared to $2.9 million for the three months ended March 31, 2025, respectively, as detailed in the table below.

(in thousands)
	Three Months Ended March 31,
	2026	2025	Change
Compensation and related benefits	$2,046	$1,919	$127
Direct advisory services costs	444	341	103
Legal fees	95	101	(6)
Accounting, auditing and other professional fees	765	224	541
Directors’ fees and liability insurance	203	200	3
Administrative and other expenses	174	139	35
	$3,727	$2,924	$803

Income Tax Provision

We recorded income tax provisions for the three months ended March 31, 2026 and 2025 of approximately $0.2 million and $0.2 million, respectively, on consolidated pre-tax book income of $1.0 million and $0.7 million, respectively. The Company uses the discrete-period computation method for determining its income tax provision. Our income tax provision could be affected by numerous factors, including non-deductible expenses, the projected utilization of net operating loss carryovers and changes in our deferred tax assets and liabilities and their valuations, and can result in significant variations in the customary relationship between pretax income and income tax expense.

Financial Condition:

Mortgage-Backed Securities

As of March 31, 2026, our MBS portfolio consisted of $16.1 million of agency or government MBS at fair value and had a weighted average coupon of 5.35%. During the three months ended March 31, 2026, we received principal repayments of $3.6 million compared to $2.9 million for the comparable period ended March 31, 2025. The average prepayment speeds for the quarters ended March 31, 2026 and 2025 were 2.9% and 7.3%, respectively.

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

Total
Three Months Ended	Portfolio (%)
March 31, 2026	2.9
December 31, 2025	16.6
September 30, 2025	16.8
June 30, 2025	9.9
March 31, 2025	7.3

The following tables summarize certain characteristics of our PT MBS and structured MBS as of March 31, 2026 and December 31, 2025:

($ in thousands)
			Weighted
			Average
		Weighted	Maturity
	Fair	Average	in	Longest
	Value	Coupon	Months	Maturity
March 31, 2026	$16,066	5.35%	322	1-May-53
December 31, 2025	$88,929	5.73%	331	1-Aug-54

($ in thousands)
	March 31, 2026		December 31, 2025
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$2,305	14.3%	$21,924	24.7%
Freddie Mac	13,761	85.7%	67,005	75.3%
Total Portfolio	$16,066	100.0%	$88,929	100.0%

As of March 31, 2026, the Company's portfolio had an effective duration of 3.483, indicating that an interest rate increase of 1.0% would be expected to cause a 3.483% decrease in the value of the MBS in our investment portfolio. As of December 31, 2025, the Company's portfolio had an effective duration of 2.229, indicating that an interest rate increase of 1.0% would be expected to cause a 2.229% decrease in the value of the MBS in our investment portfolio. These figures do not include the effect of our funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of March 31, 2026, assuming rates instantaneously fall 200 bps, fall 100 bps and rise 100 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS’ effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-200BPS	-100BPS	+100BPS	-200BPS	-100BPS	+100BPS
MBS Portfolio	$16,066	$711	$451	$(649)	4.43%	2.81%	(4.04)%
	Notional	$ Change in Fair Value			% Change in Fair Value
Repurchase Agreement Hedges	Amount	-200BPS	-100BPS	+100BPS	-200BPS	-100BPS	+100BPS
Interest Rate Futures Contracts	10,000	(1,129)	(546)	512	(11.29)%	(5.46)%	5.12%
Gross Totals		$(418)	$(95)	$(137)

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

Repurchase Agreements

As of March 31, 2026, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with three of these counterparties. We believe these facilities provide borrowing capacity in excess of our needs. None of these lenders are affiliated with us. These borrowings are secured by our MBS.

As of March 31, 2026, we had obligations outstanding under the repurchase agreements of approximately $15.2 million with a net weighted average borrowing cost of 3.79%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 13 to 23 days, with a weighted average maturity of 17 days. Securing the repurchase agreement obligation as of March 31, 2026 are MBS with an estimated fair value, including accrued interest, of $16.0 million. Through May 7, 2026, we have been able to maintain our repurchase facilities with comparable terms to those that existed at March 31, 2026 with maturities through May 26, 2026.

The table below presents information about our period-end, maximum and average repurchase agreement obligations for each quarter in 2026 and 2025.

	Ending	Maximum	Average	Difference Between Ending
	Balance	Balance	Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Agreements	Amount	Percent
March 31, 2026	$15,184	$85,332	$50,255	$(35,071)	(69.79)%
December 31, 2025	85,326	99,953	92,640	(7,314)	(7.90)%
September 30, 2025	99,953	101,788	100,848	(895)	(0.89)%
June 30, 2025	101,742	115,096	108,626	(6,884)	(6.34)%
March 31, 2025	115,511	117,603	116,346	(835)	(0.72)%

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

In future periods, we expect to continue to finance our activities through repurchase agreements and through revenues from our advisory services business. As of March 31, 2026, we had cash and cash equivalents of $16.4 million. We generated cash flows of $5.0 million from principal and interest payments on our MBS portfolio and had average repurchase agreements outstanding of $50.3 million during the three months ended March 31, 2026. In addition, during the three months ended March 31, 2026, we received approximately $5.1 million in management fees and expense reimbursements as manager of Orchid and approximately $0.2 million in dividends from our investment in Orchid common stock.

Capital Expenditures

At March 31, 2026, we had no material commitments for capital expenditures.

Outlook

Orchid Island Capital Inc.

Orchid reported a net loss for the first quarter of 2026 of $20.2 million, or $0.11 per share and its shareholders equity increased from $1.372 billion to $1.392 billion. During the first quarter, market conditions were not as favorable for levered MBS investors as the fourth quarter of 2025 or most of 2025. Orchid reported gains on hedge instruments of $46.3 million and realized and unrealized losses on its MBS portfolio of $115.9 million, which together resulted in losses of $69.6 million. Orchid is obligated to reimburse Bimini for direct expenses paid on its behalf as well as Orchid’s pro-rata share of overhead expenses as defined in the management agreement. As a stockholder of Orchid, we will also continue to share in distributions, if any, paid by Orchid to its stockholders. Our operating results are also impacted by changes in the market value of our holdings of Orchid common shares, although these market value changes do not impact our cash flows from Orchid.

Economic Summary

Economic developments during the first quarter of 2026 were, to a large extent, a continuation of 2025, with inflation stubbornly above the Fed’s target of 2%, the labor market stable, and growth and spending holding up. There was also considerable uncertainty surrounding the two primary focus points of the Fed – inflation and the labor market. The impact of tariffs implemented in 2025 had not materially impacted goods prices, and it was unclear whether they would, and to what extent. The Trump administration’s crack down on immigration has meaningfully slowed labor market growth, and economists suspect the current base line growth rate of the labor market is at or close to zero.  Both of these factors make it difficult for economists and Fed officials to interpret economic data and ascertain the appropriate path, or level, of monetary policy.  Consequently, the Fed has held monetary policy stable and guided that they will continue assessing incoming data over time to determine what changes, if any, are needed.

Additional factors that could affect the economy emerged over the course of the quarter.  The first was apparent strains in the private credit markets.  These first emerged in 2025, but intensified materially during the first quarter of 2026 – predominantly as developments in artificial intelligence were viewed as a threat to software developers. Coincidentally, the market feared the tens of billions of dollars of spending on data centers throughout the country and world announced in recent months by the country’s largest technology companies could lead to overcapacity. The weakness in the private credit markets spilled over into the broader equity markets, and most major market indices were down for the year by mid-single percentage points through late February, with software related companies down multiples of that.

On February 28, 2026, the United States and Israel attacked Iran and began the current war that has materially disrupted the supply and production of oil in the Persian Gulf region, among other important commodities needed for the global economy.  Financial markets immediately reflected higher interest rates, equity markets declined, and commodity prices rose, especially the price of oil, which jumped to over $100 per barrel.  Markets initially expected the war to be brief and the disruptions to the supply of oil and market turmoil to end quickly. This has not proved to be the case. With respect to domestic markets in the United States, the immediate impact has been inflationary, and headline inflation readings are expected to be elevated while the war lasts.  Market pricing of Fed monetary policy adjustment quickly shifted from possibly one or two more interest rate cuts in 2026 to a possible hike before year end.  As the war has continued, the market now expects the effect of the war may become more growth oriented, and longer-term rates have declined back to levels seen at year-end 2025. The ultimate outcome of the war remains unclear at this point, but what is very clear is the uncertainty surrounding the Fed and its pursuit of its dual mandates has become even more challenging.

Interest Rates

While interest rates across the U.S. Treasury curve had been remarkably stable for most of 2025, especially the latter half of the year, interest rate volatility increased during the first quarter of 2026 although it has since subsided into the second quarter.  While the range of the yield on the 10-year U.S. Treasury and other maturities outside of the 2-year U.S. Treasury have increased, yields have remained within the new range throughout the year.  Implied interest rate volatility in the rate options market spiked at the onset of the Iranian war, but has since retraced most of the upward spike.  Shorter maturity U.S. Treasuries, those most sensitive to monetary policy, have increased as the market no longer anticipates additional interest rate cuts by the Fed.  Prior to the outbreak of the war, the market was anticipating at least two 25-basis point cuts in the Fed Funds rate by the end of 2026, with additional cuts priced in for 2027.  By the end of the first quarter, market pricing was approximately one-quarter of one 25-basis point cut by the end of 2026.

The Fed ended its quantitative tightening program, which reduced its balance sheet via the maturation of its holdings, and began reinvesting them into additional U.S. Treasury holdings on December 1, 2025.  Run-off from the Agency MBS holdings is now directed towards purchasing U.S. Treasuries.  The Fed also announced its intention, via Reserve Management Purchases (“RMPs”), to grow its balance sheet over time to maintain a stable relationship between the size of its balance sheet and the economy. These steps will result in increased purchases of U.S. Treasuries by the Fed going forward, and interest rate swap spreads have widened – or become less negative – as a result. When the RMP program was first introduced, U.S. Treasury purchases were $40 billion per month, which had the added benefit of taking pressure off of the overnight funding markets, as market participants such as money-market funds had fewer options to deploy their liquidity and therefore increased the pool of available funds for the overnight repurchase agreement (“repo”) funding markets.  As a result, funding levels available to the Company in the repo markets during the quarter – typically expressed as a spread over SOFR – were lower than had been the case for 2025.  As is typically the case, the U.S. Treasury cash balances are elevated around the April 15th filing deadline for individual income taxes.  The Fed has reduced its RMP purchases for the balance of the filing period – typically approximately 2 months – to $25 billion per month.  The market anticipates the level of purchases will go back to $40 billion per month thereafter.  The reduction in monthly RMP purchases during this period is not expected to materially impact the Company’s funding levels.

The Agency MBS Market

The Agency MBS market had a strong start to the quarter as both absolute and relative performance versus comparable duration U.S. Treasuries and swaps.  On January 8, 2026, President Trump announced plans for Fannie Mae and Freddie Mac (the "Enterprises") to purchase up to $200 billion of Agency MBS in 2026 in an effort to drive mortgage rates down and improve housing affordability.  The market reacted strongly to the news, and the current coupon spread tightened to approximately 74 basis points, the tightest level since early 2022 when the Fed was still buying Agency MBS under its quantitative easing program. The anticipated increase in purchases by the Enterprises resulted in an immediate outperformance of the sector. Subsequently, the Iranian war commenced on February 28, 2026, and negatively impacted the performance of the Agency MBS sector, as well all risk markets generally, for the month of March 2026.  The Agency MBS market had a -1.6% return for March and an excess return of -0.3% versus comparable duration swaps. For the first quarter of 2026, the Agency MBS sector still managed to generate a positive return of 0.6%, but versus comparable durations swaps, the return was only 0.02%. The returns compare to absolute returns of -0.6% and -0.4%, respectively, for the high yield and investment grade corporate bond sectors for the first quarter of 2026, and 0.1% and 1.4%, respectively, of excess returns versus comparable duration swaps for the quarter.

Within Agency MBS for the first quarter of 2026, conventional 30-year mortgages generated a total return of 0.6%, 15-year mortgages generated a total return of 0.3% and Ginnie Mae 30-year mortgages generated a total return of 0.9%.  Versus comparable duration swaps, the returns were (0.11%), (0.08%) and 0.29% for 30-year conventional, 15-year conventional and Ginnie Mae 30-year mortgages, respectively.  The Company invests predominantly in 30-year conventional mortgages.  Returns with the 30-year stack varied greatly by coupon, with lower (3.0% and lower) and highest coupons (6.5% and higher) outperforming middle coupons.  This was the case for both absolute and excess returns for the first quarter. As interest rates ended the quarter slightly higher than at the end of 2025 prepayment rates – and expectations for prepayment rates going forward – subsided.  This led to outperformance for the highest coupons – even higher than the lowest coupon securities.  The Company has the greatest concentration of its holdings in the 5.5% and 6.0% coupons, which generated absolute returns of 0.4% and 0.6%, respectively. Excess returns for these coupons were both -0.2%.

Recent Legislative and Regulatory Developments

In response to the deterioration in the markets for U.S. Treasuries, Agency MBS and other mortgage and fixed income markets resulting from the impacts of the COVID-19 pandemic, the Fed implemented a program of quantitative easing. Through November of 2021, the Fed was committed to purchasing $80 billion of U.S. Treasuries and $40 billion of Agency MBS each month. In November of 2021, it began tapering its net asset purchases each month, ended net asset purchases by early March of 2022, and ended asset purchases entirely in September of 2022. On May 4, 2022, the FOMC announced a plan for reducing the Fed’s balance sheet. In June of 2022, in accordance with this plan, the Fed began reducing its balance sheet by a maximum of $30 billion of U.S. Treasuries and $17.5 billion of Agency MBS each month. On September 21, 2022, the FOMC announced the Fed’s decision to continue reducing its balance sheet by a maximum of $60 billion of U.S. Treasuries and $35 billion of Agency MBS per month. On May 1, 2024, the FOMC announced the Fed’s decision to reduce its balance sheet by a maximum of $25 billion of U.S. Treasury securities and remove the cap on Agency MBS reduction, with any amounts in excess of $35 billion per month being reinvested in U.S. Treasury securities.  On March 19, 2025, the FOMC announced the Fed’s decision to reduce its balance sheet by a maximum of $5 billion of U.S. Treasury securities beginning April 1, 2025. Relatively high interest rates and slow prepayment speeds kept the balance sheet reduction for Agency MBS below $20 billion per month throughout 2024 and 2025. On December 1, 2025, the Fed ended quantitative tightening and began reinvesting all proceeds from maturing Agency MBS up to a $35 billion per month cap in U.S. Treasuries and announced that it would begin buying an additional $40 billion per month of U.S. Treasuries via RMPs in order to maintain an ample level of reserves on an ongoing basis. As of March 31, 2026, the Fed had reduced its balance sheet for Agency MBS by approximately $745 billion from the peak of approximately $2.7 trillion to approximately $2.0 trillion, shedding approximately 54% of the Agency MBS added during pandemic quantitative easing and representing the lowest level since December 2020.

On September 14, 2021, the U.S. Treasury and the FHFA suspended certain policy provisions in the Enterprise capital framework established in December 2020, including limits on loans acquired for cash consideration, multifamily loans, loans with higher risk characteristics and second homes and investment properties (the "September 2021 Provisions"). Effective April 26, 2022, the FHFA further amended this framework by, among other things, replacing the fixed leverage buffer equal to 1.5% of an Enterprise’s adjusted total assets with a dynamic leverage buffer equal to 50% of an Enterprise’s stability capital buffer, reducing the risk weight floor from 10% to 5%, and removing the requirement that the Enterprises must apply an overall effectiveness adjustment to their credit risk transfer exposures. On June 14, 2022, the Enterprises announced that they would each charge a 50 bps fee for commingled securities issued on or after July 1, 2022 to cover the additional capital required for such securities under the Enterprise capital framework, which was subsequently reduced on January 19, 2023 to 9.375 bps for commingled securities issued on or after April 1, 2023 to address industry concern that the fee posed a risk to the fungibility of the Uniform Mortgage-Backed Security and negatively impacted liquidity and pricing in the market for TBA securities. On November 30, 2023, the FHFA published a final rule, which became effective April 1, 2024, which reduced the risk weight and credit conversion factor for guarantees on commingled securities to 5% and 50%, respectively; replaced the current exposure methodology with the standardized approach for counterparty credit risk as the method for computing exposure and risk-weighted asset amounts for derivatives and cleared transactions; updated the credit score assumption to 680 for single-family mortgage exposures originated without a representative credit score; and introduced a risk weight of 20% for guarantee assets. On January 2, 2025, the U.S. Treasury and FHFA entered into a letter agreement deleting the September 2021 Provisions entirely, as well as providing additional guidance on the process for a potential end to the conservatorship of the Enterprises. Throughout 2025, there was some speculation in the market regarding progress towards an end to the conservatorship, including through an initial public offering, but a directive by the Trump administration in January 2026 that the Enterprises purchase up to $200 billion of Agency MBS from their accumulated cash reserves will increase the Enterprises’ balance sheets and exposure to mortgage risk and could make a near-term end to the conservatorship unlikely.  The announcement of the directive, designed to increase liquidity and compress the spread between mortgage interest rates and the 10-year U.S. Treasury, had the intended effect of immediately and significantly increasing mortgage application volumes.  The longer-term implications of this directive remain to be seen, with some analysts fearing a demand surge in home prices negating any affordability gains, systemic instability due to increased exposure to mortgage risk by the Enterprises, and volatility in the 10-year U.S. Treasury and mortgage interest spreads if the Fed decides to tighten monetary policy while the Trump administration is loosening it through the Enterprises.  Further, the Enterprises are quickly approaching their regulatory asset caps, and it is unclear whether the FHFA will raise these caps to signal a long-term commitment to this directive or whether this is a limited intervention.

On July 27, 2023, the federal banking regulators, including the Office of the Comptroller of the Currency, (the “OCC”) the FDIC and the Fed, jointly issued a proposed rule that would revise large bank capital requirements (the “2023 Basel III Endgame”).  The 2023 Basel III Endgame, if implemented as originally proposed, would have significantly increased the credit weight risk for balance-sheet mortgages and for Agency MBS sold to the GSEs, which could have disincentivized banks from originating mortgages for sale to the GSEs and impacted pricing in the Agency MBS markets. The comment period for the 2023 Basel III Endgame closed on January 16, 2024, and the proposed rule was met with strong objections from the banking industry.

On November 25, 2025, the Fed, OCC and FDIC jointly adopted a final rule to revise the enhanced supplementary leverage ratio for globally systemically important bank holding companies (“GSIBs”). The rule, which became effective April 1, 2026 and may be adopted by banks subject to the rule as early as January 1, 2026, seeks to promote effective GSIB capital management and remove disincentives for banks to engage in low-risk activities, particularly in the U.S. Treasury market. This shift is expected to free up significant capital, allowing GSIBs greater discretion in asset allocation and potentially fostering increased lending and economic activity.

On March 19, 2026, the OCC, FDIC and the Fed rescinded the 2023 Basel III Endgame proposal and concurrently issued three revised notices of proposed rulemaking. The three proposals include (i) a revised Basel III Endgame proposal that would apply an expanded risk-based approach to Category I and Category II banking organizations, thus narrowing the mandatory scope from the 2023 proposal, with all other banking organizations permitted to opt in; (ii) a revised standardized approach proposal that would reduce risk weights for traditional lending activities for banking organizations not subject to the expanded risk-based approach; and (iii) a revised GSIB capital surcharge proposal. The OCC, FDIC, and the Fed estimate that the revised proposals would decrease aggregate common equity tier 1 capital requirements by approximately 4.8% for Category I and Category II banking organizations, in contrast to the significant capital increases that would have resulted under the 2023 Basel III Endgame. Additionally, the revised proposal would eliminate the requirement to deduct mortgage servicing assets from common equity tier 1 capital, instead assigning a 250% risk weight, which is designed to promote mortgage origination and servicing by banking organizations. The Fed voted 6-to-1 to advance all three proposals and the FDIC board voted unanimously in favor of the revised Basel III Endgame and standardized approach proposals. The comment period for the revised proposals is scheduled to close on June 18, 2026.

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

Higher long-term rates can also affect the value of our Agency MBS.  As long-term rates rise, rates available to borrowers also rise.  This tends to cause prepayment activity to slow and extend the expected average life of mortgage cash flows.  As the expected average life of the mortgage cash flows increases, coupled with higher discount rates, the value of Agency MBS declines.  Some of the instruments we use to hedge our Agency MBS assets, such as interest rate futures, swaps and swaptions, are stable average life instruments.  This means that to the extent we use such instruments to hedge our Agency MBS assets, our hedges may not adequately protect us from price declines, and therefore may negatively impact our book value.  It is for this reason we use interest only securities in our portfolio. As interest rates rise, the expected average life of these securities increases, causing generally positive price movements as the number and size of the cash flows increase the longer the underlying mortgages remain outstanding. This makes interest only securities desirable hedge instruments for PT Agency MBS.

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

Summary

Orchid invests and, through the end of the first quarter of 2026, the Company invested exclusively in Agency MBS securities and applies leverage utilizing repurchase agreement funding. The primary drivers of the performance of these assets – both absolute performance and performance relative to hedges – are interest rates, their impact on both asset prices and the level of prepayments, interest rate volatility, particularly the level of implied volatility in interest rate swaptions and various interest rate derivatives, and our funding levels.  Accordingly, we have significant exposure to interest rates, and our performance is driven by our ability to select assets, manage our leverage, and the effectiveness of our hedging strategy.

Interest rates have been range bound for several months going back approximately 12 months, with the range briefly expanding slightly during the first quarter of 2026 as a result of the Iranian war.  Interest rate volatility, both realized and implied in interest rate options, has remained subdued outside of a temporary spike at the onset of the war in Iran. It seems the economy and the markets generally are caught in a quandary where it is unclear if inflation, which has been running above the Fed’s 2% target level for several years, or growth prospects, now potentially negatively impacted by the war and increased commodity prices, will be the predominant driver of interest rates, monetary policy and the performance of risk assets of all types.  The resulting uncertainty has resulted in relative stability in the level and volatility of interest rates, and this stability has generally been conducive for levered Agency MBS investors.

Looking forward, the war in Iran continues to be the dominant force driving the performance of all markets.  At this point it is unclear what the ultimate outcome of the war will be or when it will end. As for the economy and monetary policy, the outlook is equally uncertain, as the war will likely impact both inflation and growth in the U.S. and global economies. Both Orchid and the Company have deployed modest levels of leverage for the past several quarters and are likely to continue to do so given the market uncertainty.  Positioning of the portfolios, in terms of asset selection, is likely to remain defensive going forward as well.

On April 1, 2026, the Company completed the acquisition of Tom Johnson Investment Management, LLC, or “TJIM.” TJIM is an asset manager with approximately $1.6 billion in assets under management invested in both equities and domestic fixed income securities.  Going forward, the results of the Company’s operations and our focus in our public disclosures will be impacted by factors other than just the fixed income markets and the Agency MBS market, although the MBS market will still be a significant factor. Beginning with the second quarter of 2026 our focus will expand to include factors impacting the domestic equity markets as well as fixed income markets other than the Agency MBS market.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which requires our management to make some complex and subjective decisions, estimates and assessments. Our most critical accounting policies involve decisions, estimates and assessments which can have a material impact on reported assets, liabilities, revenues and expenses, and these estimates can change each reporting period. There have been no changes to the processes used to determine our critical accounting estimates as discussed in our annual report on Form 10-K for the year ended December 31, 2025.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed, in April 2020 and November 2021, the Company received demands for payment from Citigroup, Inc. related to the indemnification provisions of various mortgage loan purchase agreements entered into prior to 2007. As of March 31, 2026, no further information has been received related to this matter.  The ultimate resolution of this matter cannot presently be determined. However, in management's opinion, the demands are without merit and the likelihood of a material adverse outcome is remote. Accordingly, no provision or accrual has been recorded.

We are not party to any other material pending legal proceedings as described in Item 103 of Regulation S-K.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 13, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not have any unregistered sales of its equity securities during the three months ended March 31, 2026.

The Company did not repurchase shares of its common stock during the three months ended March 31, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

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

BIMINI CAPITAL MANAGEMENT, INC.

Date: May 8, 2026	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: May 8, 2026	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)