Form 10-Q
period 2026-06-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2026-08-07
CIK 1275477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	August 6, 2026	9,988,272
Class B Common Stock, $0.001 par value	August 6, 2026	31,938
Class C Common Stock, $0.001 par value	August 6, 2026	31,938

BIMINI CAPITAL MANAGEMENT, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Report that are subject to risks and uncertainties. In some cases, these statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “should,” “may,” “plans,” “projects,” “will,” or similar expressions, or the negatives of these words. These forward-looking statements involve risks and uncertainties because they relate to events, developments, and circumstances relating to our business, industry financial condition, liquidity, results of operations, plans and objectives and/or general economic or other conditions that may or may not occur in the future or may occur on longer or shorter timelines or to a greater or lesser degree than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, forward-looking statements are not guarantees of future performance, and our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate, may differ materially from the forward-looking statements contained in this Report as a result of the following factors, among others:

●	adverse movements in interest rates;
●	our business and investment strategy and our ability to execute against that strategy;
●	our ability to acquire investments on attractive terms;
●	the effect of prepayment rates on the value of our assets;
●	our ability to access the capital markets or to obtain other financing on acceptable terms;
●	our ability to successfully hedge the interest rate risk and prepayment risk associated with our portfolio;
●	our understanding of our competition and our ability to compete effectively;
●	our ability to quantify risk based on historical experience;
●

our ability to forecast our tax attributes, which are based upon various facts and assumptions, and our ability to protect and use our net operating loss carryforwards (“NOLs”) to offset future taxable income, including whether our stockholder rights plan will be effective in preventing an ownership change that would significantly limit our ability to utilize such NOLs;

●	the impact of technology, including cybersecurity incidents and technology failures, on our operations and business;
●	our ability to maintain our exemption from the obligation to register under the Investment Company Act of 1940, as amended;
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

●	the impact of inflation on general economic conditions and monetary policy;
●	the impact of future changes in laws, regulations, accounting standards, tax laws or tax rates;
●	geopolitical events, government responses to such events and the related impact on the economy both nationally and internationally;
●	the fluctuation of assets under management and performance-based revenues;
●	the cost of maintaining compliance with the SEC’s regulations applicable to registered investment advisor;
●	the impact of our investment performance on our assets under management and our reputation;
●	our ability to attract and maintain key investment professionals and client relationships;
●	our ability to efficiently and effectively integrate the recently acquired investment advisory business;
●	potential claims, damages, penalties, fines, costs and reputational damage resulting from pending or future litigation, regulatory proceedings and enforcement actions; and
●	other risks described from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2026	December 31, 2025
ASSETS:
Mortgage-backed securities, at fair value (includes pledged assets of $15,872,414 and $88,807,576, respectively)	$15,984,754	$88,928,525
U.S. Treasury securities, at fair value	995,469	-
Cash and cash equivalents	6,459,310	12,696,660
Restricted cash	157,499	1,621,399
Orchid Island Capital, Inc. common stock, at fair value	3,966,425	4,097,311
Identifiable intangibles, net	9,530,000	-
Goodwill	4,838,864	-
Accounts receivable	1,702,629	-
Property and equipment, net	1,745,314	1,768,864
Deferred tax assets, net	15,714,512	17,239,648
Due from affiliates	1,798,946	1,660,666
Other assets	1,472,432	1,680,899
Total Assets	$64,366,154	$129,693,972

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Repurchase agreements	$15,033,000	$85,326,000
Long-term debt	27,335,067	27,346,546
Other liabilities	5,036,447	4,398,629
Total Liabilities	47,404,514	117,071,175

COMMITMENTS AND CONTINGENCIES (Note 10)

Redeemable noncontrolling interest	$3,203,914	$-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated; no shares issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 9,990,256 shares issued and outstanding as of June 30, 2026 and December 31, 2025	9,990	10,005
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding as of June 30, 2026 and December 31, 2025	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding as of June 30, 2026 and December 31, 2025	32	32
Additional paid-in capital	329,774,983	329,815,150
Accumulated deficit	(316,027,311)	(317,202,422)
Total Stockholders’ Equity	13,757,726	12,622,797
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders' Equity	$64,366,154	$129,693,972

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Six and Three Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Advisory services:
REIT management fees	$10,204,532	$7,393,135	$5,077,688	$3,810,846
Investment advisory fees	1,728,157	-	1,728,157	-
Interest income	1,415,168	3,323,925	251,361	1,581,751
Dividend income from Orchid Island Capital, Inc. common stock	375,587	409,731	170,721	204,865
Total revenues	13,723,444	11,126,791	7,227,927	5,597,462
Interest expense:
Repurchase agreements	(841,582)	(2,497,463)	(144,512)	(1,190,963)
Long-term debt	(994,531)	(1,077,972)	(498,636)	(540,452)
Net revenues	11,887,331	7,551,356	6,584,779	3,866,047

Other income (expense):
Unrealized (losses) gains on mortgage-backed securities and U.S. Treasury securities	(261,976)	1,390,370	5,491	(98,638)
Realized losses on mortgage-backed securities	(372,053)	(178,140)	-	(178,140)
Unrealized losses on Orchid Island Capital Inc. common stock	(130,886)	(438,184)	(34,144)	(290,226)
Gains (losses) on derivative instruments	273,377	(1,799,586)	94,980	(430,791)
Other income	433	-	433	-
Other expense, net	(491,105)	(1,025,540)	66,760	(997,795)

Expenses:
Compensation and related benefits	4,666,105	3,772,271	2,620,247	1,853,623
Direct advisory services costs	862,788	787,059	418,789	445,826
Directors' fees and liability insurance	405,717	389,771	202,859	189,485
Audit, legal and other professional fees	491,912	490,306	233,165	165,211
Acquisition related expenses	1,515,755	-	914,587	-
Amortization of intangible assets	170,000	-	170,000	-
Administrative and other expenses	459,411	303,724	285,271	164,829
Total expenses	8,571,688	5,743,131	4,844,918	2,818,974

Net income before income tax provision	2,824,538	782,685	1,806,621	49,278
Income tax provision	1,525,136	187,383	1,308,273	6,546

Net income	1,299,402	595,302	498,348	42,732
Less: income attributable to noncontrolling interests	124,291	-	124,291	-
Net income attributable to Bimini Capital Management, Inc. stockholders	$1,175,111	$595,302	$374,057	$42,732

Per share information attributable to Bimini Capital Management, Inc. stockholders:
Basic and Diluted Net Income Per Share of:
Class A Common Stock	$0.12	$0.06	$0.04	$-
Class B Common Stock	$0.12	$0.06	$0.04	$-
Weighted Average Shares Outstanding:
Class A Common Stock	10,004,315	10,005,457	9,998,603	10,005,457
Class B Common Stock	31,938	31,938	31,938	31,938

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
(Unaudited)
For the Six and Three Months Ended June 30, 2026 and 2025

		Stockholders' Equity
	Redeemable			Additional
	Noncontrolling	Common Stock, all classes		Paid-in	Accumulated
	Interest	Shares	Par Value	Capital	Deficit	Total
Balances, January 1, 2026	$-	10,069,333	$10,069	$329,815,150	$(317,202,422)	$12,622,797
Net income	-	-	-	-	801,054	801,054
Balances, March 31, 2026	$-	10,069,333	$10,069	$329,815,150	$(316,401,368)	$13,423,851
Net income	124,291	-	-	-	374,057	374,057
Issuance on redeemable noncontrolling interest	3,079,623	-	-	-	-	-
Class A common shares repurchased and retired	-	(15,201)	(15)	(40,167)	-	(40,182)
Balances, June 30, 2026	$3,203,914	10,054,132	$10,054	$329,774,983	$(316,027,311)	$13,757,726

Balances, January 1, 2025	$-	10,069,333	$10,069	$329,815,150	$(323,003,812)	$6,821,407
Net income	-	-	-	-	552,570	552,570
Balances, March 31, 2025	$-	10,069,333	$10,069	$329,815,150	$(322,451,242)	$7,373,977
Net income	-	-	-	-	42,732	42,732
Balances, June 30, 2025	$-	10,069,333	$10,069	$329,815,150	$(322,408,510)	$7,416,709

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Six Months Ended June 30, 2026 and 2025

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,299,402	$595,302
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	212,483	35,574
Deferred income tax provision	1,525,136	187,383
Unrealized losses (gains) on mortgage-backed securities and U.S. Treasury securities	261,976	(1,390,370)
Realized losses on mortgage-backed securities	372,053	178,140
Losses (gains) on TBA securities	54,984	-
Unrealized losses on Orchid Island Capital, Inc. common stock	130,886	438,184
Changes in operating assets and liabilities:
Due from affiliates	(138,280)	(181,289)
Other assets	424,670	62,889
Other liabilities	(1,349,214)	(1,251,762)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,794,096	(1,325,949)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of mortgage-backed securities	68,590,546	9,786,053
Principal repayments on mortgage-backed securities	3,716,572	6,150,718
Purchases of U.S. Treasury securities	(992,845)	-
Net payments on derivative instruments	(54,984)	-
Acquisition of Tom Johnson Investment Management, LLC (net of $590,026 cash acquired)	(11,409,974)	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	59,849,315	15,936,771

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	1,017,909,523	481,624,478
Principal repayments on repurchase agreements	(1,088,202,523)	(497,063,477)
Principal repayments on long-term debt	(11,479)	(10,663)
Class A common shares repurchased and retired	(40,182)	-
NET CASH USED IN FINANCING ACTIVITIES	(70,344,661)	(15,449,662)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(7,701,250)	(838,840)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	14,318,059	7,422,746
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$6,616,809	$6,583,906

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$2,013,203	$3,770,862
Noncash investing and financing activities:
Deferred acquisition consideration incurred - TJIM acquisition	$316,114	$-

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2026

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Description

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital” and collectively with its subsidiaries, the “Company”), operates in three business segments through its wholly owned subsidiaries and an 80% ownership stake in Tom Johnson Investment Management, LLC (“TJIM”), which was acquired on April 1, 2026. See “TJIM” below for details of the acquisition of TJIM and the TJIM business.

Our wholly owned subsidiary Bimini Advisors, LLC (an SEC-registered investment advisor referred to as “Bimini Advisors”) manages a mortgage-backed securities (“MBS”) portfolio for Orchid Island Capital, Inc. (“Orchid”) and receives fees for providing these services. Bimini Advisors also provides certain repurchase agreement trading, clearing and administrative services to Orchid. Bimini Advisors also manages the MBS portfolio of Royal Palm Capital LLC (including its subsidiaries, “Royal Palm”), another wholly owned subsidiary. Royal Palm maintains an investment portfolio, consisting primarily of residential MBS investments and shares of Orchid common stock, for its own benefit.

TJIM

On April 1, 2026, the Company completed the acquisition of an 80% ownership stake in TJIM (the “TJIM Acquisition”), an SEC-registered investment adviser.

The Company now operates as a diversified financial services and asset management platform providing discretionary and non-discretionary investment advisory services to institutional investors, high-net-worth individuals, retirement plans, subadvisor platforms, and foundations.

TJIM manages over $1.7 billion in regulatory assets under management across equity, fixed income, and balanced strategies. Operating as a fiduciary, TJIM provides discretionary portfolio management centered on fundamental research, high-quality security selection, and continuous risk oversight.

TJIM delivers investment strategies through two primary operational channels. For direct advisory clients - including individuals, high-net-worth families, retirement plans, foundations, and institutions - TJIM constructs customized Separately Managed Accounts ("SMAs") paired with dedicated personal service. TJIM also serves as a trusted third-party asset manager on many of the industry’s prominent nationally distributed platforms, enabling financial advisors at broker-dealers, banks, insurance companies, and independent RIAs to complement their existing practices with TJIM’s time-tested strategies:

●	TJIM Core/Relative Value Stock Portfolio
●	TJIM Diversified Stock Income Portfolio
●	TJIM Fixed Income Portfolio
●	TJIM Intermediate Fixed Income Portfolio
●	TJIM Balanced Portfolios
●	TJIM Tax-Exempt Fixed Income Portfolio
●	TJIM Short-Term Income Portfolio
●	TJIM Asset Allocations Portfolios

TJIM is compensated primarily through asset-based management fees calculated as a percentage of assets under management.

With the exception of the “Pro Forma Financial Information” included in Note 16, the financial information contained in these financial statements relating to TJIM takes into account only the results of operations and performance of TJIM after April 1, 2026.

Segment Reporting

The Company’s operations are classified into three reportable segments: the asset management segment of Bimini Advisors, the asset management segment of TJIM, and the investment portfolio segment. These segments are evaluated by management in deciding how to allocate resources and in assessing performance. The accounting policies of the operating segments are the same as those of the Company’s except that inter-segment revenues and expenses are included in the presentation of segment results. For further information see Note 14.

Consolidation

The accompanying condensed consolidated financial statements include the accounts of Bimini Capital and its subsidiaries, as listed above. All inter-company accounts and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim periods are included. Operating results for the three-month period ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending  December 31, 2026.

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

Reclassifications

Beginning in the current period, the Company aggregated certain financial statement line items to enhance the presentation and readability of its consolidated financial statements. Comparative prior-period amounts have been conformed to the current presentation, where applicable. The aggregation of these line items had no effect on previously reported total assets, total liabilities, stockholders' equity, net income, earnings per share, or cash flows.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could significantly differ from those estimates. Significant estimates affecting the accompanying consolidated financial statements include determining the value of and estimated useful lives of intangible assets, determining the fair values of MBS and the amounts of asset valuation allowances, determining the fair value of assets acquired and liabilities assumed in business combinations, including redeemable noncontrolling interests and deferred consideration, and the computation of the income tax provision or benefit and the deferred tax asset allowances recorded for each accounting period.

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

Bimini Capital has a common share investment in a trust, Bimini Capital Trust II, (“BCTII”), used in connection with the issuance of Bimini Capital's junior subordinated notes. BCTII is a VIE, as the holders of the equity investment at risk do not have adequate decision-making ability over BCTII’s activities. Bimini Capital's investment was financed directly by BCTII as a result of its loan of the proceeds to Bimini Capital; therefore, that investment is not an equity investment at risk and is not a variable interest.  Since Bimini Capital is not the primary beneficiary of BCTII, the Company has not consolidated the financial statements of BCTII into its consolidated financial statements, and this investment is accounted for on the equity method. See Note 8.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase. Restricted cash includes cash pledged as collateral for repurchase agreements and margin for derivative instruments. The following table presents the Company’s cash, cash equivalents and restricted cash as of June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$6,459,310	$12,696,660
Restricted cash	157,499	1,621,399
Total cash, cash equivalents and restricted cash	$6,616,809	$14,318,059

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

TJIM provides discretionary and non-discretionary investment advisory services to institutional investors, high-net-worth individuals, retirement plans, subadvisor platforms, and foundations. See Note 2.  Advisory service fee income is earned pursuant to investment advisory agreements and is generally calculated as a percentage of assets under management.  Revenue is recognized over time as investment management services are provided.  Fees are generally received in arrears.

Accounts Receivable

Accounts receivable consist primarily of investment advisory, asset management, and other fee-based revenues earned in the ordinary course of business. Receivables are recorded when the Company's right to consideration becomes unconditional and are presented net of an allowance for expected credit losses. The Company maintains an allowance for expected credit losses in accordance with Accounting Standards Codification ("ASC") Topic 326, Financial Instruments—Credit Losses. The allowance reflects management's estimate of lifetime expected credit losses and is based on historical loss experience, the aging of outstanding receivables, the financial condition and payment history of customers, current economic conditions, and reasonable and supportable forecasts that may affect collectability. Investment advisory fee receivables are generally short-term in nature and are collected pursuant to contractual arrangements with clients or directly from client investment accounts maintained by qualified custodians. As a result, the Company has historically experienced minimal credit losses on these receivables. As such, as of June 30, 2026 and December 31, 2025, the Company has not recorded an allowance for credit losses. Management evaluates the adequacy of the allowance on a recurring basis and adjusts the allowance, as necessary, based on changes in facts and circumstances.

Accounts receivable are written off when management determines that collection is not probable, after considering all available information and collection efforts. Any subsequent recoveries of amounts previously written off are recorded as a reduction of credit loss expense in the period collected.

Because substantially all accounts receivable arise from contractual fee arrangements with investment advisory clients and are generally collected within a relatively short period, the Company believes that its exposure to credit risk is limited. The Company does not generally require collateral from its clients.

Mortgage-Backed Securities and U.S. Treasury Notes

The investment portfolio is invested primarily in common shares of Orchid and mortgage pass-through (“PT”) MBS issued by Freddie Mac, Fannie Mae or Ginnie Mae, collateralized mortgage obligations (“CMOs”), interest-only (“IO”) securities and inverse interest-only (“IIO”) securities representing interests in or obligations backed by pools of mortgage-backed loans. The Company refers to MBS and CMOs as PT MBS and IO and IIO securities as structured MBS. The Company also invests in U.S. Treasury Notes. The Company has elected to account for its investment in MBS and U.S. Treasury Notes under the fair value option. Electing the fair value option requires the Company to record changes in fair value in the consolidated statement of operations, which, in management’s view, more appropriately reflects the results of the Company’s operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed.

The Company records securities transactions on the trade date. Security purchases that have not settled as of the balance sheet date are included in the portfolio balance with an offsetting liability recorded, whereas securities sold that have not settled as of the balance sheet date are removed from the portfolio balance with an offsetting receivable recorded.

Fair value is defined as the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date. The fair value measurement assumes that the transaction to sell the asset or transfer the liability either occurs in the principal market for the asset or liability, or in the absence of a principal market, occurs in the most advantageous market for the asset or liability. Estimated fair values for MBS and U.S. Treasury Notes are based on independent pricing sources and/or third-party broker quotes, when available.

Income on PT MBS and U.S. Treasury Notes is based on the stated interest rate of the security. Premiums or discounts present at the date of purchase are not amortized. Premium loss and discount accretion resulting from monthly principal repayments are reflected in unrealized gains and losses on MBS in the consolidated statements of operations. For IO securities, the income is accrued based on the carrying value and the effective yield. The difference between income accrued and the interest received on the security is characterized as a return of investment and serves to reduce the asset’s carrying value. At each reporting date, the effective yield is adjusted prospectively for future reporting periods based on the new estimate of prepayments and the contractual terms of the security. For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security. Changes in fair value of MBS during each reporting period are recorded in earnings and reported as unrealized gains or losses on MBS in the accompanying consolidated statements of operations. The amount reported as unrealized gains or losses on MBS thus captures the net effect of changes in the fair market value of securities caused by market developments and any premium or discount lost as a result of principal repayments during the period. Realized gains and losses on sales of MBS, using the specific identification method, are reported as a separate component of net portfolio income on the statement of operations.

Orchid Common Stock

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

Financial Instruments

The fair value of financial instruments is disclosed either in the body of the consolidated financial statements or in the accompanying notes. MBS, U.S. Treasury Notes, Orchid common stock, and derivative assets and liabilities are accounted for at fair value in the consolidated balance sheets. The methods and assumptions used to estimate fair value for these instruments are presented in Note 13.

Property and Equipment, net

Property and equipment, net, consists of computer equipment with a depreciable life of three years, office furniture and equipment with depreciable lives of eight to 20 years, land which has no depreciable life, and our building and its improvements with depreciable lives of 30 years. Property and equipment is recorded at acquisition cost and depreciated to their respective salvage values using the straight-line method over the estimated useful lives of the assets. Depreciation is included in administrative and other expenses in the consolidated statement of operations.

Repurchase Agreements

The Company finances the acquisition of the majority of its PT MBS through the use of repurchase agreements under master repurchase agreements. Repurchase agreements are accounted for as collateralized financing transactions, which are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.

Earnings Per Share

Basic earnings per share ("EPS") is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the treasury stock or two-class method, as applicable for common stock equivalents. However, the common stock equivalents are not included in computing diluted EPS if the result is anti-dilutive.

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

Any accretion or other adjustment to the redeemable noncontrolling interests is reflected as an adjustment to retained earnings, or in the absence of retained earnings, additional paid-in capital, and reduces income available to common stockholders for EPS purposes.

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

Business Combinations

Mergers and acquisitions are accounted for using the acquisition method of accounting. Assets and liabilities acquired and assumed are recorded at their fair values as of the date of the transaction. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Subsequent adjustments to provisional fair value amounts that are identified in reporting periods within one year after the acquisition date in a business combination are recognized in the reporting period in which the adjustment amounts are determined. Significant estimates and judgments are involved in the fair valuation and purchase price allocation process. Results of operations of the acquired business are included in the statement of operations from the effective date of acquisition.

Redeemable Noncontrolling Interests ("NCI")

Under the terms of TJIM's governing documents and subject to certain conditions, the Company has a call option to purchase the remaining interests from the minority owner (i.e., noncontrolling interests) and the minority owner has a put option to sell all of its interests to the Company for 50% of the redemption price (to be determined using the formula used to determine the purchase price paid by the Company in connection with the TJIM Acquisition) in cash at the closing of such redemption and 50% in a 36-month promissory note bearing interest at the prime lending rate. Because the exercise of the put option is outside the control of the Company, the redeemable NCI is recorded in the mezzanine section of its consolidated balance sheets.

The redeemable NCI is carried at the higher of the carrying amount – reflecting the Sellers share of net income/loss, other comprehensive income/loss, and distributions – or the applicable redemption value. The change in carrying value of the redeemable NCI is recorded as an offset to retained earnings, with a corresponding impact on earnings per share. Upon exercise of the call or put options, any difference between the consideration paid and carrying value of the redeemable NCI is recorded as an adjustment to additional paid-in capital.

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is subject to impairment testing at the reporting unit level, which is conducted at least annually or when events or changes in circumstances indicate the goodwill might be impaired. The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated qualitative factors, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it performs a quantitative goodwill impairment test. Determining the fair value of a reporting unit requires judgment and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions.

Intangible Assets

Intangible assets are carried at cost less accumulated amortization. Intangible assets are amortized using the straight-line methods over their estimated useful lives. For finite-lived intangible assets, if potential impairment circumstances are considered to exist, the Company will perform a recoverability test using an undiscounted cash flow analysis. If the carrying value of the asset is greater than the total undiscounted cash flows, the difference between the carrying value of the asset and its current fair value would be recognized as an expense in the period in which the impairment occurs.

To measure the fair value of intangible assets acquired in the TJIM Acquisition, various measurement techniques were used including the relief-from-royalty method for the acquired tradename and the multi-period excess earnings method for the acquired client relationships.

Deferred Consideration

The Company records deferred consideration relating to business combinations in other liabilities on the balance sheet with a corresponding increase to the purchase price at its acquisition date fair value. Because the deferred amount is fixed and payable after a stated period, it is not contingent on future performance. Any difference between the present value recognized at the acquisition date and the ultimate cash payment is recognized as interest expense over the deferral period using the effective interest method.

Recent Accounting Pronouncements

On January 1, 2025, the Company adopted Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, greater disaggregation of information in the income tax rate reconciliation and for paid income taxes to be disaggregated by jurisdiction. The Company adopted ASU 2023-09 on a retrospective basis, and the adoption did not have any impact on the financial statements or results of operations.

In  November 2024, the Financial Accounting Standards Board ("FASB") issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in the ASU require disclosures about specific types of expenses included in the expense captions presented on the Consolidated Statements of Income, as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after  December 15, 2026. We are currently evaluating the impact of adoption on our financial disclosures.

In November 2025, the FASB issued ASU No. 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. The amendments expand the population of acquired financial assets subject to the gross-up approach under Topic 326 to include certain purchased seasoned loans that are acquired without evidence of credit deterioration. Under the amended guidance, an allowance for expected credit losses is recognized at the acquisition date as an adjustment to the amortized cost basis of qualifying purchased loans, rather than through current-period credit loss expense. The amendments are intended to improve comparability between the accounting for purchased credit deteriorated loans and other qualifying acquired loans. The amendments in ASU 2025-08 are effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods, with early adoption permitted. The standard is to be applied prospectively to qualifying loans acquired on or after the date of adoption. The Company is currently evaluating the impact of adopting ASU 2025-08. Because the Company does not originate or routinely acquire loan portfolios as part of its normal business operations, the Company does not currently expect the adoption of ASU 2025-08 to have a material impact on its consolidated financial statements or related disclosures.

NOTE 2. ADVISORY SERVICES

Bimini Advisors

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

The following table summarizes the advisory services revenue from Orchid for the six and three months ended June 30, 2026 and 2025.

(in thousands)
	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Management fee	$8,112	$5,729	$4,124	$2,982
Allocated overhead	1,371	1,190	585	582
Repurchase, clearing and administrative fee	722	474	369	247
Total REIT management fees	10,205	7,393	5,078	3,811

At June 30, 2026 and December 31, 2025, the net amount due from Orchid was approximately $1.8 million and $1.7 million, respectively.

TJIM

TJIM provides discretionary and non-discretionary investment advisory services to institutional investors, high-net-worth individuals, retirement plans, subadvisor platforms, and foundations.

TJIM generates revenue primarily from asset-based management fees calculated as a percentage of assets under management.

Management fees are generally calculated as a percentage of AUM and are affected by market conditions, investor inflows and outflows, investment performance, and client retention.

The following table summarizes advisory services revenue for TJIM for the three months June 30, 2026.

(in thousands)
Advisory programs	$905
Sub-advisor programs	152
Model programs	671
Total investment advisory fees	1,728

NOTE 3. MORTGAGE-BACKED SECURITIES AND U.S. TREASURY NOTES

The following table presents the Company’s MBS portfolio as of June 30, 2026 and December 31, 2025:

(in thousands)
	Par Value	Cost (1)	Fair Value
June 30, 2026	$15,746	$15,944	$15,985
December 31, 2025	86,293	87,266	88,929

(1)	The cost information in the table above represents the aggregate current par value, multiplied by the purchase price of each security in the portfolio.

The following table presents the Company’s U.S. Treasury Note portfolio as of June 30, 2026:

(in thousands)
	Par Value	Cost	Fair Value
U.S. Treasury Note, 1.375%, 8/31/2026	$500	$497	$498
U.S. Treasury Note, 0.75%, 8/31/2026	500	496	497
Totals	$1,000	$993	$995

The following table is a summary of the Company’s net gain (loss) from the sales of MBS for the six months ended June 30, 2026 and 2025.

(in thousands)
	Six Months Ended June 30,
	2026	2025
Proceeds from sales of MBS	$68,591	$9,786
Carrying value of MBS sold	(68,963)	(9,964)
Net loss on sales of MBS	$(372)	$(178)

Gross gain on sales of MBS	$6	$-
Gross loss on sales of MBS	(378)	(178)
Net loss on sales of MBS	$(372)	$(178)

NOTE 4. REPURCHASE AGREEMENTS

The Company pledges certain of its MBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as “margin calls.” Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. During the six months ended  June 30, 2026 and 2025, the Company had met all margin call requirements.

As of June 30, 2026 and December 31, 2025, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
June 30, 2026
Fair value of securities pledged, including accrued interest receivable	$-	$14,118	$1,825	$-	$15,943
Repurchase agreement liabilities associated with these securities	$-	$13,282	$1,751	$-	$15,033
Net weighted average borrowing rate	-	3.76%	3.77%	-	3.76%
December 31, 2025
Fair value of securities pledged, including accrued interest receivable	$-	$70,681	$18,539	$-	$89,220
Repurchase agreement liabilities associated with these securities	$-	$67,669	$17,657	$-	$85,326
Net weighted average borrowing rate	-	4.00%	3.89%	-	3.98%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any. At  June 30, 2026 and December 31, 2025, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and any cash pledged, including accrued interest on such securities) with all counterparties of approximately $0.9 million and $4.2 million, respectively. The Company did not have an amount at risk with any one counterparty exceeding 10% of stockholders' equity as of  June 30, 2026 and December 31, 2025.

NOTE 5. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes Bimini’s assets pledged as collateral under its repurchase agreements and derivative agreements as of June 30, 2026 and December 31, 2025.

($ in thousands)
	June 30, 2026			December 31, 2025
	Repurchase	Derivative		Repurchase	Derivative
	Agreements	Agreements	Total	Agreements	Agreements	Total
Mortgage-backed securities	$15,872	$-	$15,872	$88,808	$-	$88,808
Accrued interest on pledged securities	71	-	71	413	-	413
Restricted cash	-	157	157	568	1,053	1,621
Total	$15,943	$157	$16,100	$89,789	$1,053	$90,842

NOTE 6. OFFSETTING ASSETS AND LIABILITIES

The Company’s derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of June 30, 2026 and December 31, 2025.

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not Offset
		Gross	of Liabilities	in the
	Gross	Amount	Presented	Consolidated Balance Sheet
	Amount	Offset in the	in the	Financial
	of	Consolidated	Consolidated	Instruments	Cash
	Recognized	Balance	Balance	Posted as	Posted as	Net
	Liabilities	Sheet	Sheet	Collateral	Collateral	Amount
June 30, 2026
Repurchase Agreements	$15,033	$-	$15,033	$(15,033)	$-	$-
	$15,033	$-	$15,033	$(15,033)	$-	$-
December 31, 2025
Repurchase Agreements	$85,326	$-	$85,326	$(84,758)	$(568)	$-
	$85,326	$-	$85,326	$(84,758)	$(568)	$-

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

NOTE 7. INTANGIBLES AND GOODWILL

Intangible Assets

Intangible assets as of June 30, 2026 and December 31, 2025 consisted of the following:

(in thousands)
	Amortization Term (months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
TJIM client relationships	180	$8,700	$145	$8,555
TJIM tradename	120	1,000	25	975
Total		$9,700	$170	$9,530

Amortization expense for both the six and three months ended June 30, 2026 was $170,000. The table below presents the future scheduled amortization of the Company’s intangible assets.

(in thousands)
Last six months of 2026	$340
For the years:
2027	680
2028	680
2029	680
2030	680
After 2030 (cumulative)	6,470
Total	$9,530

Goodwill

As of June 30, 2026, the Company had goodwill of $4.8 million, which is allocated to the asset management segment of TJIM.  Goodwill recognized in connection with the TJIM Acquisition primarily represents expected synergies, assembled workforce, and future economic benefits that do not qualify for separate recognition under ASC 805. Goodwill is tested for impairment at least annually, or more frequently in the case of a triggering event.

NOTE 8. LONG-TERM DEBT

Long-term debt at June 30, 2026 and December 31, 2025 is summarized as follows:

(in thousands)
	June 30, 2026	December 31, 2025
Junior subordinated debt	$26,804	$26,804
Secured note payable	531	543
Total	$27,335	$27,347

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

As of June 30, 2026 and December 31, 2025, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million. The interest rate for the junior subordinated debt is the CME Term Secured Overnight Financing Rate ("SOFR") on the applicable reset date plus the tenor spread adjustment of 0.26161% plus the coupon spread of 3.50%. As of June 30, 2026 and December 31, 2025, the interest rate was 7.43% and 7.48%, respectively. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions, are redeemable at Bimini Capital's option, in whole or in part and without penalty, and have a final maturity of  December 15, 2035. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment to all present and future senior indebtedness.

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

The table below presents the future scheduled principal payments on the Company’s long-term debt.

(in thousands)
Last six months of 2026	$12
For the years:
2027	25
2028	27
2029	29
2030	31
After 2030 (cumulative)	27,211
Total	$27,335

NOTE 9. COMMON STOCK

There were no issuances of Bimini Capital's Class A Common Stock, Class B Common Stock or Class C Common Stock during the six months ended June 30, 2026 and 2025.

Stock Repurchase Plans

On March 12, 2026, the Board authorized a share repurchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 (the “2026 Repurchase Plan”). Pursuant to the 2026 Repurchase Plan, the Company can purchase shares of its Class A Common Stock from time to time for an aggregate purchase price not to exceed $2.5 million. Share repurchases can be executed through various means, including, without limitation, open market transactions. The 2026 Repurchase Plan does not obligate the Company to purchase any shares. During the three months ended June 30, 2026, the Company repurchased 15,201 shares under the 2026 Repurchase Plan at an average price of $2.64 per share. Subsequent to  June 30, 2026, the Company repurchased 1,984 shares under the 2026 Repurchase Plan at an average price of $ 2.33 per share.

NOTE 10. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.

As previously disclosed, in April 2020 and November 2021, the Company received demands for payment from Citigroup, Inc. related to the indemnification provisions of various mortgage loan purchase agreements entered into prior to 2007. As of June 30, 2026, no further information has been received related to this matter.  The ultimate resolution of this matter cannot presently be determined. However, in management's opinion, the demands are without merit and the likelihood of a material adverse outcome is remote. Accordingly, no provision or accrual has been recorded.

Management is not aware of any other significant reported or unreported contingencies at June 30, 2026.

NOTE 11. INCOME TAXES

The total income tax provision recorded for the six months ended June 30, 2026 and 2025 was $1.5 million and $0.2 million, respectively, on consolidated pre-tax book income of $2.8 million and $0.8 million, respectively.  The total income tax provision recorded for the three months ended June 30, 2026 and 2025 was $1.3 million and $0.01 million, respectively, on consolidated pre-tax book income of $1.8 million and $0.05 million, respectively. The Company uses the discrete-period computation method for determining its income tax provision. The Company's income tax provision is affected by numerous factors, including nondeductible expenses, the projected utilization of net operating loss carryovers (“NOLs”) and changes in its deferred tax assets and liabilities and their valuations. The Company’s tax provisions are computed using actual annual tax rates applied to actual income to date and include the expected realization of a portion of the tax benefits of federal and state NOLs. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized in future accounting periods. The ultimate realization of net capital loss carryforwards and NOLs is dependent upon the generation of future capital gains and taxable income in periods prior to their expiration. The Company currently provides a valuation allowance against a portion of the deferred tax assets generated by the NOLs since the Company believes that it is more likely than not that some of the benefits will not be realized in the future.

During the three months ended June 30, 2026, the Company reassessed the realizability of its deferred tax assets in connection with the acquisition of TJIM. As a result of this reassessment, the Company recorded an increase in its valuation allowance and a corresponding increase in income tax expense of approximately $1.1 million. The Company will continue to assess the need for, and the amount of, the valuation allowance at each reporting date.

NOTE 12. EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at June 30, 2026 and 2025.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at June 30, 2026 and 2025.

Net income attributable to noncontrolling interests is excluded from the numerator in the calculation of both basic and diluted EPS because those earnings are not attributable to the Company's common stockholders. Accordingly, the numerator used in the EPS calculation is net income attributable to the Company's common stockholders after deducting net income attributable to noncontrolling interests.

The table below reconciles the numerator and denominator of EPS for the six and three months ended June 30, 2026 and 2025.

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Basic and diluted EPS per Class A common share:
Income attributable to Class A common shares:
Basic and diluted	$1,171	$593	$373	$43
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	9,990	10,005	9,990	10,005
Effect of weighting	14	-	9	-
Weighted average shares-basic and diluted	10,004	10,005	9,999	10,005
Income per Class A common share:
Basic and diluted	$0.12	$0.06	$0.04	$-

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Basic and diluted EPS per Class B common share:
Income attributable to Class B common shares:
Basic and diluted	$4	$2	$1	$-
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32	32	32
Weighted average shares-basic and diluted	32	32	32	32
Income per Class B common share:
Basic and diluted	$0.12	$0.06	$0.04	$-

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

The Company's MBS and Orchid common stock are recorded at fair value on a recurring basis as of  June 30, 2026 and December 31, 2025. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

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

The Company’s U.S. Treasury securities that are based on quoted prices for identical instruments in active markets are classified as Level 1 assets. U.S. Treasury securities are considered Level 2 investments when they were issued before the most recent issue and were still outstanding at measurement day.

The Company’s futures contracts are Level 1 valuations, as they are exchange-traded instruments and quoted market prices are readily available. Futures contracts are settled daily.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, due from affiliates, repurchase agreements, accrued interest payable and other liabilities generally approximates their carrying values due to the short-term nature of these financial instruments. The Company estimates the fair value of the cash and cash equivalents and restricted cash using Level 1 inputs, and the accrued interest receivable, other assets, due from affiliates, repurchase agreements, accrued interest payable and other liabilities using Level 2 inputs. The fair value of the Company’s junior subordinated debt approximates its carrying value. The carrying value is a reasonable estimate of fair value since the instrument carries a floating rate that resets frequently. Further information regarding this instrument is presented in Note 8.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
June 30, 2026
Mortgage-backed securities	$15,985	$-	$15,985	$-
U.S. Treasury securities	995	-	995	-
Orchid Island Capital, Inc. common stock	3,966	3,966	-	-
December 31, 2025
Mortgage-backed securities	$88,929	$-	$88,929	$-
Orchid Island Capital, Inc. common stock	4,097	4,097	-	-

During the six months ended June 30, 2026 and 2025, there were no transfers of financial assets or liabilities between Levels 1, 2 or 3.

NOTE 14. SEGMENT INFORMATION

The Company’s business is organized into the asset management segment of Bimini Advisors, the asset management segment of TJIM, and the investment portfolio segment, with each representing a reportable segment. Our chief operating decision maker ("CODM") is our Chief Executive Officer. The results of each segment are regularly reviewed by the CODM to assess the performance of the segment and make decisions regarding the allocation of resources to the segments. The primary measure of segment performance used by the CODM is income (loss) before income taxes. Net revenues is also used to assess the financial performance of the segments and for purposes of allocating resources. The accounting policies of our three reportable business segments are the same as those described in Note 1.

The asset management segment of Bimini Advisors includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. As discussed in Note 2, the revenues of this asset management segment consist of management fees, overhead reimbursements and repurchase, clearing and administrative fees received pursuant to a management agreement with Orchid. Total revenues received under this management agreement for the six and three months ended June 30, 2026 were approximately $10.2 million and $5.1 million, respectively, accounting for approximately 74% and 70% of consolidated revenues. Total revenues received under this management agreement for the six and three months ended June 30, 2025 were approximately $7.4 million and $3.8 million, respectively, accounting for approximately 66% and 68% of consolidated revenues.

The asset management segment of TJIM includes discretionary and non-discretionary investment advisory services to institutional investors, high-net-worth individuals, retirement plans, sub advisory platforms, and foundations, in all cases attributable only to the operation of TJIM after April 1, 2026. Total revenues received under this segment for the three months ended June 30, 2026 were approximately $1.7 million, accounting for approximately 24% of consolidated revenues for that period.

The investment portfolio segment includes the investment activities conducted by Royal Palm. The investment portfolio segment receives revenue in the form of interest and dividend income on its investments.

The majority of our assets, revenues and expenses are directly associated with each respective business segment and are included in determining each segment's asset balance and operating results. Those assets, revenues and expenses that are not directly attributable to a particular business segment are included in the Corporate function. Corporate operating expenses are allocated to the reportable segments based on their proportional share of total revenues. As a result, the sum of each statement of operations line item for the three reportable segments and the Corporate function is equal to that same statement of operations line item for the consolidated entity. In addition, the sum of the total assets for the three reportable segments and the Corporate function is equal to the total assets of the consolidated entity.

Segment information for the six and three months ended  June 30, 2026 and 2025 is as follows:

(in thousands)
	Asset Management
	Bimini		Investment
Six Months Ended June 30, 2026	Advisors	TJIM(4)	Portfolio	Corporate	Eliminations	Total
Advisory services, external customers	$10,205	$1,728	$-	$-	$-	$11,933
Advisory services, other operating segments(1)	76	-	-	-	(76)	-
Interest and dividend income	-	10	1,781	-	-	1,791
Total revenues	10,281	1,738	1,781	-	(76)	13,724
Interest expense(2)	-	-	(842)	(995)	-	(1,837)
Net revenues	10,281	1,738	939	(995)	(76)	11,887
Other income (expense), net	-	3	(494)	-	-	(491)
Operating expenses	(102)	(1,120)	(46)	(7,303)	-	(8,571)
Allocated expenses(3)	(5,405)	(878)	(1,020)	7,303	-	-
Intercompany expenses(1)	-	-	(76)	-	76	-
Income (loss) before income taxes	$4,774	$(257)	$(697)	$(995)	$-	$2,825

(in thousands)
	Asset Management
	Bimini		Investment
Six Months Ended June 30, 2025	Advisors	TJIM(4)	Portfolio	Corporate	Eliminations	Total
Advisory services, external customers	$7,393	$-	$-	$-	$-	$7,393
Advisory services, other operating segments(1)	81	-	-	-	(81)	-
Interest and dividend income	-	-	3,734	-	-	3,734
Total revenues	7,474	-	3,734	-	(81)	11,127
Interest expense(2)	-	-	(2,497)	(1,079)	-	(3,576)
Net revenues	7,474	-	1,237	(1,079)	(81)	7,551
Other income (expense), net	-	-	(1,026)	-	-	(1,026)
Operating expenses	(73)	-	(65)	(5,604)	-	(5,742)
Allocated expenses(3)	(3,724)	-	(1,881)	5,605	-	-
Intercompany expenses(1)	-	-	(81)	-	81	-
Income (loss) before income taxes	$3,677	$-	$(1,816)	$(1,078)	$-	$783

(in thousands)
	Asset Management
	Bimini		Investment
Three Months Ended June 30, 2026	Advisors	TJIM(4)	Portfolio	Corporate	Eliminations	Total
Advisory services, external customers	$5,078	$1,728	$-	$-	$-	$6,806
Advisory services, other operating segments(1)	20	-	-	-	(20)	-
Interest and dividend income	-	10	412	-	-	422
Total revenues	5,098	1,738	412	-	(20)	7,228
Interest expense(2)	-	-	(144)	(499)	-	(643)
Net revenues	5,098	1,738	268	(499)	(20)	6,585
Other income, net	-	3	64	-	-	67
Operating expenses	(52)	(1,120)	(22)	(3,651)	-	(4,845)
Allocated expenses(3)	(2,565)	(878)	(208)	3,651	-	-
Intercompany expenses(1)	-	-	(20)	-	20	-
Income (loss) before income taxes	$2,481	$(257)	$82	$(499)	$-	$1,807

(in thousands)
	Asset Management
	Bimini		Investment
Three Months Ended June 30, 2025	Advisors	TJIM(4)	Portfolio	Corporate	Eliminations	Total
Advisory services, external customers	$3,811	$-	$-	$-	$-	$3,811
Advisory services, other operating segments(1)	40	-	-	-	(40)	-
Interest and dividend income	-	-	1,787	-	-	1,787
Total revenues	3,851	-	1,787	-	(40)	5,598
Interest expense(2)	-	-	(1,191)	(541)	-	(1,732)
Net revenues	3,851	-	596	(541)	(40)	3,866
Other income (expense), net	-	-	(998)	-	-	(998)
Operating expenses	(31)	-	(25)	(2,763)	-	(2,819)
Allocated expenses(3)	(1,881)	-	(882)	2,763	-	-
Intercompany expenses(1)	-	-	(40)	-	40	-
Income (loss) before income taxes	$1,939	$-	$(1,349)	$(541)	$-	$49

(1)	Includes fees paid by Royal Palm to Bimini Advisors for advisory services at an annualized rate of 1.5% of capital allocated to Royal Palm's MBS portfolio.
(2)	Includes interest on repurchase agreements in the Investment Portfolio column and long-term debt in the Corporate column.
(3)	Operating expenses are allocated based on each segment’s proportional share of total revenues.
(4)	The activity and results of operations of TJIM prior to April 1, 2026, the closing date of the TJIM Acquisition, are not included.

Assets in each reportable segment as of June 30, 2026 and December 31, 2025 were as follows:

(in thousands)
	Asset Management
	Bimini		Investment
	Advisors	TJIM	Portfolio	Corporate	Total
June 30, 2026	$2,668	$17,969	$37,936	5,793	$64,366
December 31, 2025	2,617	-	120,751	6,326	129,694

As a result of the TJIM Acquisition, the composition of the Company’s business changed both from the perspective of how its capital is deployed and how it reports its results for its operating segments. The TJIM Acquisition required the deployment of a significant portion of the Company’s capital, including most of the capital deployed into the investment portfolio prior to the TJIM Acquisition.

NOTE 15. RELATED PARTY TRANSACTIONS

At both June 30, 2026 and December 31, 2025, the Company owned 569,071 shares of Orchid common stock, representing approximately 0.3% of Orchid’s outstanding common stock on such dates. The Company received dividends on this common stock investment of approximately $0.4 million and $0.4 million during the six months ended June 30, 2026 and 2025, respectively, and $0.2 million and $0.2 million, during the three months ended June 30, 2026 and 2025, respectively.

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

NOTE 16. BUSINESS COMBINATION

On April 1, 2026, the Company acquired 80% of the outstanding equity interests of TJIM See Note 1. TJIM provides discretionary and non-discretionary investment advisory services to institutional investors, high-net-worth individuals, retirement plans, sub advisory platforms, and foundations. The acquisition expands the Company’s operations into fee-based investment management and wealth advisory services and is expected to enhance recurring revenues and long-term growth opportunities.

Purchase Consideration

The aggregate purchase consideration was approximately $12.3 million, consisting of the following:

(in thousands)
Cash consideration, including transaction costs	$12,000
Fair value of deferred consideration	316
Total consideration	$12,316

The purchase agreement provides for a deferred payment of approximately $0.3 million payable on the first anniversary of closing together with interest at 5% per annum. The obligation is fixed and not contingent upon future performance or continued employment.

Preliminary Purchase Price Allocation

The following table summarizes the preliminary allocation of purchase consideration to the assets acquired and liabilities assumed as of April 1 2026. The preliminary purchase price allocation is based on management's current estimates and assumptions and remains subject to change during the measurement period as additional information becomes available regarding the final working capital adjustment. Any measurement period adjustments could be material to the Company's consolidated financial statements.

(in thousands)
Total consideration	$12,316
Allocated to:
Cash and cash equivalents	590
Accounts receivable	1,630
Property and equipment, net	19
Other assets	289
Identifiable intangibles, net	9,700
Other liabilities	(1,671)
Redeemable noncontrolling interest	(3,080)
Goodwill	$4,839

Intangible Assets

Identifiable intangible assets consist of tradenames and client relationships. These intangible assets are being amortized over estimated useful lives ranging from 10 to 15 years. See Note 7.

Goodwill

Goodwill recognized in connection with the acquisition primarily represents expected synergies, the assembled workforce, and other future economic benefits that do not qualify for separate recognition. Goodwill will not be amortized. Instead, goodwill will be tested for impairment at least annually, or more frequently in the case of a triggering event. Goodwill was allocated to the asset management segment of TJIM. Goodwill is expected to be deductible for tax purposes. See Note 7.

Redeemable Noncontrolling Interest

At the acquisition date, the redeemable noncontrolling interest was initially measured at its acquisition-date fair value in accordance with ASC 805. The fair value was determined using a market participant perspective and incorporated significant unobservable inputs, including projected future cash flows, expected growth rates, profitability assumptions, market multiples of comparable companies, and an appropriate discount rate.

Acquisition-Related Costs

The Company incurred acquisition-related costs of approximately $1.5 million and $0.9 million during the six and three months ended June 30, 2026, respectively, which were recorded within audit, legal and other professional fees in the statement of operations.

Pro Forma Financial Information

The TJIM Acquisition contributed $1.7 million in revenue and $0.6 million in earnings during both the three and six months ended June 30, 2026. The TJIM Acquisition was not completed until the second fiscal quarter of 2026; as such it did not contribute any revenue or earnings during the three months ended March 31, 2026 or during the three and six months ended June 30, 2025.

The following unaudited pro forma financial information presents the combined results of operations of the Company and TJIM as if the acquisition had occurred on January 1, 2025:

(in thousands, except per share data)
	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Revenue	$15,305	$14,144	$7,228	$7,122
Net income	$1,699	$1,649	$498	$376
Net income attributable to Bimini Capital Management, Inc. stockholders	$1,619	$1,438	$498	$309
Basic and diluted net income per share of:	$0.16	$0.14	$0.05	$0.03

The unaudited pro forma information is presented for informational purposes only and does not necessarily reflect the results of operations that would have occurred had the acquisition been completed on the date indicated, nor is it indicative of future operating results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our consolidated financial condition, cash flows, and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included in Item 1 of this Form 10-Q. The discussion may contain certain forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in our most recent Annual Report on Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements. In addition, please see the section "Special Note Regarding Forward-Looking Statements" included at the beginning of this Form 10-Q.

Overview

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital” and, collectively with its subsidiaries, the “Company,” “we”, “us” or “our”) is a specialty finance company that operates in three business segments: (i) the asset management segment of Bimini Advisors, LLC (together with Bimini Advisors Holdings, LLC, “Bimini Advisors”) (serving as the external manager of Orchid Island Capital, Inc. (“Orchid”)), (ii) the asset management segment of Tom Johnson Investment Management, LLC (“TJIM”)  (providing investment advisory and wealth management services to individuals, high-net-worth families, retirement plans, foundations, and institutions), and (iii) the investment portfolio segment (investing through our wholly owned subsidiary, Royal Palm Capital, LLC (collectively with its wholly owned subsidiaries, “Royal Palm”), in mortgage-backed securities (“MBS”) and Orchid common stock in our own portfolio). See Note 14. In the two segments where we invest in MBS, in both cases, the principal and interest payments of these MBS are guaranteed by Fannie Mae, Freddie Mac or the Government National Mortgage Association (“Ginnie Mae” and, collectively with Fannie Mae and Freddie Mac, “GSEs”) and are backed primarily by single-family residential mortgage loans. We refer to these types of MBS as “Agency MBS.” Our investment strategy focuses on, and our portfolios primarily consist of traditional pass-through (“PT”) Agency MBS, such as mortgage pass-through certificates and collateralized mortgage obligations (“CMOs”) issued by the GSEs (“PT MBS”); and structured Agency MBS, such as interest only securities (“IOs”), inverse interest only securities (“IIOs”) and principal only securities (“POs”).

Recent Significant Events

On April 1, 2026, the Company completed the acquisition of an 80% ownership stake in TJIM. As a result of the acquisition, the Company expanded beyond investing in MBS securities solely and into investment management across equity, fixed income, and balanced strategies for individuals, high-net-worth families, retirement plans, foundations, and institutions. Unless stated otherwise, the financial information contained in this Item 2 regarding the results of operations and financial condition of TJIM take into account only the results of operations, financial condition, and performance of TJIM after April 1, 2026.

The acquisition expanded the nature of the Company’s operations and revenue composition. Following the acquisition, a portion of the Company’s revenues is derived from recurring management fees based on assets under management ("AUM").

Management believes the acquisition provides:

●	expanded recurring revenue streams;
●	increased exposure to fee-based advisory businesses;
●	enhanced cash flow generation opportunities;
●	expanded client relationships; and
●	additional long-term growth opportunities in asset and wealth management.

Key Business Metrics

Management monitors several operating metrics with respect to TJIM, including:

●	assets under management;
●	net client inflows and outflows;
●	investment performance;
●	fee rates;
●	client retention;
●	operating margins; and
●	compensation ratios.

Regulatory Environment

As a result of the acquisition, the Company became subject to additional regulatory requirements applicable to SEC-registered investment advisers beyond just Bimini Advisors management of Orchid. Compliance with these regulations has increased operating complexity and may increase future compliance, legal, and administrative costs. These regulations govern, among other matters:

●	fiduciary duties to clients;
●	custody of client assets;
●	disclosure obligations;
●	advertising and marketing practices;
●	valuation procedures;
●	conflicts of interest;
●	trading practices;
●	cybersecurity and recordkeeping;
●	anti-money laundering compliance;
●	privacy and data protection; and
●	compliance policies and procedures.

The Company has adopted compliance policies and supervisory procedures designed to address regulatory obligations and fiduciary standards applicable to registered investment advisers. Failure to comply with applicable laws and regulations could result in examinations, investigations, enforcement actions, censures, fines, reputational harm, restrictions on business activities, or the loss of advisory registrations.

Results of Operations

Described below are the Company’s results of operations for the six and three months ended June 30, 2026, as compared to the six and three months ended June 30, 2025.

Net Income Summary

Consolidated net income attributable to Bimini stockholders for the six months ended June 30, 2026 was $1.2 million, or $0.12 basic and diluted income per share of Class A Common Stock, as compared to consolidated net income of $0.6 million, or $0.06 basic and diluted income per share of Class A Common Stock, for the six months ended June 30, 2025. The components of net income for the six and three months ended June 30, 2026 and 2025, along with the changes in those components are presented in the table below.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Advisory services revenues	$11,933	$7,393	$4,540	$6,806	$3,811	$2,995
Interest and dividend income	1,791	3,734	(1,943)	422	1,787	(1,365)
Interest expense	(1,837)	(3,576)	1,739	(643)	(1,732)	1,089
Net revenues	11,887	7,551	4,336	6,585	3,866	2,719
Other (expense) revenue	(491)	(1,026)	535	67	(998)	1,065
Expenses	(8,571)	(5,742)	(2,829)	(4,845)	(2,819)	(2,026)
Net income before income tax provision	2,825	783	2,042	1,807	49	1,758
Income tax provision	1,526	188	1,338	1,309	6	1,303
Net income	1,299	595	704	498	43	455
Less: income (loss) attributable to noncontrolling interests	124	-	124	124	-	124
Net income attributable to Bimini Capital Management, Inc. stockholders	$1,175	$595	580	$374	$43	331

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

Gains (Losses) on Derivative Instruments

(in thousands)
			Funding Hedges
	Consolidated		Attributed to	Attributed to
	Statement of		Current	Future
	Operations	TBA	Period	Periods
Three Months Ended	(GAAP)	Securities	(Non-GAAP)	(Non-GAAP)
June 30, 2026	$95	$-	81	14
March 31, 2026	178	(55)	76	157
December 31, 2025	36	-	109	(73)
September 30, 2025	(170)	-	108	(278)
June 30, 2025	(431)	-	112	(543)
March 31, 2025	(1,369)	-	106	(1,475)
Six Months Ended
June 30, 2026	$273	$(55)	$157	$171
June 30, 2025	(1,800)	-	218	(2,018)

Economic Net Portfolio Interest Income

(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
	GAAP		Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
June 30, 2026	$251	$145	$(81)	$64	$106	$187
March 31, 2026	1,164	697	(76)	621	467	543
December 31, 2025	1,451	1,022	(109)	913	429	538
September 30, 2025	1,534	1,157	(108)	1,049	377	485
June 30, 2025	1,582	1,191	(112)	1,079	391	503
March 31, 2025	1,742	1,307	(106)	1,201	435	541
Six Months Ended
June 30, 2026	$1,415	$842	$(157)	$685	$573	$730
June 30, 2025	3,324	2,498	(218)	2,280	826	1,044

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Segment Information

Segment information for the six and three months ended June 30, 2026 and 2025 is as follows:

(in thousands)
	Asset Management
	Bimini		Investment
Six Months Ended June 30, 2026	Advisors	TJIM(4)	Portfolio	Corporate	Eliminations	Total
Advisory services, external customers	$10,205	$1,728	$-	$-	$-	$11,933
Advisory services, other operating segments(1)	76	-	-	-	(76)	-
Interest and dividend income	-	10	1,781	-	-	1,791
Total revenues	10,281	1,738	1,781	-	(76)	13,724
Interest expense(2)	-	-	(842)	(995)	-	(1,837)
Net revenues	10,281	1,738	939	(995)	(76)	11,887
Other income (expense), net	-	3	(494)	-	-	(491)
Operating expenses	(102)	(1,120)	(46)	(7,303)	-	(8,571)
Allocated expenses(3)	(5,405)	(878)	(1,020)	7,303	-	-
Intercompany expenses(1)	-	-	(76)	-	76	-
Income (loss) before income taxes	$4,774	$(257)	$(697)	$(995)	$-	$2,825

(in thousands)
	Asset Management
	Bimini		Investment
Six Months Ended June 30, 2025	Advisors	TJIM(4)	Portfolio	Corporate	Eliminations	Total
Advisory services, external customers	$7,393	$-	$-	$-	$-	$7,393
Advisory services, other operating segments(1)	81	-	-	-	(81)	-
Interest and dividend income	-	-	3,734	-	-	3,734
Total revenues	7,474	-	3,734	-	(81)	11,127
Interest expense(2)	-	-	(2,497)	(1,079)	-	(3,576)
Net revenues	7,474	-	1,237	(1,079)	(81)	7,551
Other income (expense), net	-	-	(1,026)	-	-	(1,026)
Operating expenses	(73)	-	(65)	(5,604)	-	(5,742)
Allocated expenses(3)	(3,724)	-	(1,881)	5,605	-	-
Intercompany expenses(1)	-	-	(81)	-	81	-
Income (loss) before income taxes	$3,677	$-	$(1,816)	$(1,078)	$-	$783

(in thousands)
	Asset Management
	Bimini		Investment
Three Months Ended June 30, 2026	Advisors	TJIM(4)	Portfolio	Corporate	Eliminations	Total
Advisory services, external customers	$5,078	$1,728	$-	$-	$-	$6,806
Advisory services, other operating segments(1)	20	-	-	-	(20)	-
Interest and dividend income	-	10	412	-	-	422
Total revenues	5,098	1,738	412	-	(20)	7,228
Interest expense(2)	-	-	(144)	(499)	-	(643)
Net revenues	5,098	1,738	268	(499)	(20)	6,585
Other income, net	-	3	64	-	-	67
Operating expenses	(52)	(1,120)	(22)	(3,651)	-	(4,845)
Allocated expenses(3)	(2,565)	(878)	(208)	3,651	-	-
Intercompany expenses(1)	-	-	(20)	-	20	-
Income (loss) before income taxes	$2,481	$(257)	$82	$(499)	$-	$1,807

(in thousands)
	Asset Management
	Bimini		Investment
Three Months Ended June 30, 2025	Advisors	TJIM(4)	Portfolio	Corporate	Eliminations	Total
Advisory services, external customers	$3,811	$-	$-	$-	$-	$3,811
Advisory services, other operating segments(1)	40	-	-	-	(40)	-
Interest and dividend income	-	-	1,787	-	-	1,787
Total revenues	3,851	-	1,787	-	(40)	5,598
Interest expense(2)	-	-	(1,191)	(541)	-	(1,732)
Net revenues	3,851	-	596	(541)	(40)	3,866
Other income (expense), net	-	-	(998)	-	-	(998)
Operating expenses	(31)	-	(25)	(2,763)	-	(2,819)
Allocated expenses(3)	(1,881)	-	(882)	2,763	-	-
Intercompany expenses(1)	-	-	(40)	-	40	-
Income (loss) before income taxes	$1,939	$-	$(1,349)	$(541)	$-	$49

(1)	Includes fees paid by Royal Palm to Bimini Advisors for advisory services at an annualized rate of 1.5% of capital allocated to Royal Palm's MBS portfolio.
(2)	Includes interest expense on repurchase agreements in the Investment Portfolio column and long-term debt in the Corporate column.
(3)	Operating expenses are allocated based on each segment’s proportional share of total revenues.
(4)	The activity and results of operations of TJIM prior to April 1, 2026, the closing date of the TJIM Acquisition, are not included.

Assets in each reportable segment were as follows:

(in thousands)
	Asset Management
	Bimini		Investment
	Advisors	TJIM	Portfolio	Corporate	Total
June 30, 2026	$2,668	$17,969	$37,936	5,793	$64,366
December 31, 2025	2,617	-	120,751	6,326	129,694

Asset Management Segment - Bimini Advisors/Orchid Island

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

The following table summarizes the advisory services revenue received from Orchid in each quarter and during 2026 and 2025.

(in thousands)
				Advisory Services
			Average			Repurchase,
	Average	Average	Orchid			Clearing and
	Orchid	Orchid	Repurchase	Management	Overhead	Administrative
Three Months Ended	MBS	Equity	Agreements	Fee	Allocation	Fees	Total
June 30, 2026	$11,439,353	$1,442,960	$10,975,819	$4,124	$585	$369	$5,078
March 31, 2026	10,983,600	1,365,471	10,490,095	3,988	786	353	5,127
December 31, 2025	9,492,369	1,233,957	9,061,222	3,700	705	319	4,724
September 30, 2025	7,674,720	1,108,307	7,331,428	3,294	887	277	4,458
June 30, 2025	6,865,727	1,012,986	6,537,260	2,982	582	247	3,811
March 31, 2025	5,995,702	902,590	5,722,092	2,747	608	227	3,582
Six Months Ended
June 30, 2026	$11,211,477	$1,404,216	$10,732,957	$8,112	$1,371	$722	$10,205
June 30, 2025	6,430,715	957,788	6,129,676	5,729	1,190	474	7,393

Asset Management Segment – TJIM

TJIM is an SEC-registered investment adviser managing over $1.7 billion in regulatory assets under management across equity, fixed income, and balanced strategies. Operating as a fiduciary, TJIM provides discretionary portfolio management centered on fundamental research, high-quality security selection, and continuous risk oversight.

TJIM delivers investment strategies through two primary operational channels. For direct advisory clients - including individuals, high-net-worth families, retirement plans, foundations, and institutions - TJIM constructs customized Separately Managed Accounts ("SMAs") paired with dedicated personal service. TJIM also serves as a trusted third-party asset manager on many of the industry’s prominent nationally distributed platforms, enabling financial advisors at broker-dealers, banks, insurance companies, and independent RIAs to complement their existing practices with TJIM’s time-tested strategies.

TJIM is compensated primarily through asset-based management fees calculated as a percentage of assets under management. Backed by over four decades of investment experience, the firm’s disciplined approach supported positive growth in both regulatory assets under management and advisory revenues through the six-month period ending June 30, 2026.

Management fees are generally calculated as a percentage of AUM and are affected by market conditions, investor inflows and outflows, investment performance, and client retention. Assets under management are influenced by market appreciation or depreciation, investor flows, investment performance, and changes in client allocations. Because advisory revenues are generally based on the value of client assets, declines in financial markets or sustained client withdrawals may adversely affect the Company’s revenues, operating margins, cash flows, and results of operations.

TJIM competes with a broad range of financial institutions and investment managers, including registered investment advisers, alternative asset managers, wealth management firms, banks, broker-dealers, insurance companies, and other financial services providers. Competition is based on investment performance, reputation, service quality, distribution capabilities, personnel, product offerings, fees, and client relationships. TJIM’s business is dependent on the experience, judgment, and continued service of key investment professionals, portfolio managers, executives, and relationship personnel. The loss of key personnel or an inability to attract and retain qualified professionals could adversely affect investment performance, client retention, and future growth.

The following table presents selected unaudited historical operating information of TJIM, including advisory AUM and advisory services revenue, for the periods indicated, including periods prior to April 1, 2026, the closing date of the TJIM Acquisition. This information is presented solely to provide investors with additional context regarding the historical operations of the acquired business. The information is not intended to represent, and should not be considered indicative of, the results of operations or financial position that would have been achieved had the acquisition occurred on an earlier date, nor is it necessarily indicative of the future results of the combined company.

(in thousands)
	Ending Assets Under Management				Fee Revenue
	Advisory	Sub-advisor	Model		Advisory	Sub-advisor	Model
Three Months Ended	Programs	Programs	Programs	Total	Programs	Programs	Programs	Total
June 30, 2026	$665,996	$193,836	$870,965	$1,730,797	$905	$152	$671	$1,728
March 31, 2026	578,611	178,367	876,008	1,632,986	751	156	675	1,582
December 31, 2025	564,931	191,473	893,286	1,649,690	744	161	681	1,586
September 30, 2025	552,213	189,464	914,322	1,655,999	723	152	681	1,556
June 30, 2025	517,635	181,779	902,819	1,602,233	677	151	697	1,525
March 31, 2025	535,911	184,703	911,464	1,632,078	644	158	688	1,490
Six Months Ended
June 30, 2026	$665,996	$193,836	$870,965	$1,730,797	$1,656	$308	$1,346	$3,310
June 30, 2025	517,635	181,779	902,819	1,602,233	1,321	309	1,385	3,015

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

During the six months ended June 30, 2026, we generated $0.6 million of net portfolio interest income, consisting of $1.4 million of interest income from MBS assets offset by $0.8 million of interest expense on repurchase liabilities. For the comparable period ended June 30, 2025, we generated $0.8 million of net portfolio interest income, consisting of $3.3 million of interest income from MBS assets offset by $2.5 million of interest expense on repurchase liabilities. The $1.9 million decrease in interest income was due to a $83.7 million decrease in average MBS holdings, offset by a 263 basis point ("bp") increase in yields. There was a $1.7 million decrease in interest expense for the six months ended June 30, 2026 that was due to a $79.8 million decrease in average repurchase liabilities, offset by a 71 bp increase in cost of funds.

During the three months ended June 30, 2026, we generated $0.1 million of net portfolio interest income, consisting of $0.3 million of interest income from MBS assets offset by $0.2 million of interest expense on repurchase liabilities. For the comparable period ended June 30, 2025, we generated $0.4 million of net portfolio interest income, consisting of $1.6 million of interest income from MBS assets offset by $1.2 million of interest expense on repurchase liabilities. The $1.3 million decrease in interest income was due to a $98.3 million decrease in average MBS holdings, offset by a 73 bp increase in yields. There was a $1.1 million decrease in interest expense for the three months ended June 30, 2026 that was due to a $93.5 million decrease in average repurchase liabilities, offset by a 56 bp decrease in cost of funds.

Our economic interest expense on repurchase liabilities for the six months ended June 30, 2026 and 2025 was $0.7 million and $2.3 million, respectively, resulting in $0.7 million and $1.0 million of economic net portfolio interest income, respectively. Our economic interest expense on repurchase liabilities for the three months ended June 30, 2026 and 2025 was $0.1 million and $1.1 million, respectively, resulting in $0.2 million and $0.5 million of economic net portfolio interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for the six months ended June 30, 2026 and 2025 and each quarter in 2026 and 2025 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Held(1)	Income	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
June 30, 2026	$16,025	$251	6.27%	$15,109	$145	$64	3.83%	1.68%
March 31, 2026	52,497	1,164	8.87%	50,255	697	621	5.55%	4.94%
December 31, 2025	96,668	1,451	6.00%	92,640	1,022	913	4.41%	3.94%
September 30, 2025	106,016	1,534	5.79%	100,848	1,157	1,049	4.59%	4.16%
June 30, 2025	114,294	1,582	5.54%	108,626	1,191	1,079	4.39%	3.97%
March 31, 2025	121,657	1,742	5.73%	116,346	1,307	1,201	4.49%	4.13%
Six Months Ended
June 30, 2026	$34,261	$1,415	8.26%	$32,682	$842	$685	5.15%	4.19%
June 30, 2025	117,976	3,324	5.63%	112,486	2,498	2,280	4.44%	4.05%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(2)	Basis	Basis(4)
June 30, 2026	$106	$187	2.44%	4.59%
March 31, 2026	467	543	3.32%	3.93%
December 31, 2025	429	538	1.59%	2.06%
September 30, 2025	377	485	1.20%	1.63%
June 30, 2025	391	503	1.15%	1.57%
March 31, 2025	435	541	1.24%	1.60%
Six Months Ended
June 30, 2026	$573	$730	3.11%	4.07%
June 30, 2025	826	1,044	1.19%	1.58%

(1)

Portfolio yields and costs of borrowings presented in the tables above are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)	Economic interest expense and economic net interest income presented in the tables above include the effect of derivative instrument hedges for only the period presented.
(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period related to hedging activities divided by average MBS.
(4)	Economic net interest spread is calculated by subtracting average economic cost of funds from yield on average MBS.

Cost of Funds

Since all of our repurchase agreements are short-term, changes in market rates have a more immediate impact on our interest expense. Our average cost of funds calculated on a GAAP basis was 20 bps above the average one-month SOFR and 16 bps above the average six-month SOFR for the quarter ended June 30, 2026. Our average economic cost of funds was 195 bps below the average one-month SOFR and 199 bps below the average six-month SOFR for the quarter ended June 30, 2026. The average term to maturity of the outstanding repurchase agreements was 22 days at June 30, 2026, compared to 31 days at December 31, 2025. The tables below present the average outstanding balances under our repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month SOFR rates for each quarter in 2026 and 2025, on both a GAAP and economic basis.

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average SOFR		One-Month	Six-Month	One-Month	Six-Month
Three Months Ended	One-Month	Six-Month	SOFR	SOFR	SOFR	SOFR
June 30, 2026	3.63%	3.67%	0.20%	0.16%	(1.95)%	(1.99)%
March 31, 2026	3.65%	3.86%	1.90%	1.69%	1.29%	1.08%
December 31, 2025	3.79%	4.20%	0.62%	0.21%	0.15%	(0.26)%
September 30, 2025	4.31%	4.37%	0.28%	0.22%	(0.15)%	(0.21)%
June 30, 2025	4.32%	4.37%	0.07%	0.02%	(0.35)%	(0.40)%
March 31, 2025	4.33%	4.55%	0.16%	(0.06)%	(0.20)%	(0.42)%
Six Months Ended
June 30, 2026	3.64%	3.77%	1.51%	1.38%	0.55%	0.42%
June 30, 2025	4.33%	4.46%	0.11%	(0.02)%	(0.28)%	(0.41)%

Dividend Income from Orchid

We owned 569,071 shares of Orchid common stock throughout each of the six months ended June 30, 2026 and 2025. Orchid paid total dividends of $0.66 per share and $0.72 per share during the six months ended June 30, 2026 and 2025, respectively, resulting in dividend income of approximately $0.4 million in each period. We owned 569,071 shares of Orchid common stock throughout each of the three months ended June 30, 2026 and 2025. Orchid paid total dividends of $0.30 per share and $0.36 per share during the three months ended June 30, 2026 and 2025, resulting in dividend income of approximately $0.2 million in each period.

Long-Term Debt

Junior Subordinated Debt

The junior subordinated debt securities paid interest at a floating rate. The interest rate is the CME Term SOFR on the applicable reset date plus the tenor spread adjustment of 0.26161% plus the coupon spread of 3.50%. Interest expense on our junior subordinated debt securities was $1.0 million and $1.1 million for the six months ended June 30, 2026 and 2025, respectively. The average rate of interest paid for the six months ended June 30, 2026 was 7.45% compared to 8.09% for the comparable period in 2025. Interest expense on our junior subordinated debt securities was $0.5 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively. The average rate of interest paid for the three months ended June 30, 2026 was 7.43% compared to 8.06% for the comparable period in 2025.

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

Gains or Losses and Other Income - Investment Portfolio Segment

The table below presents our gains or losses and other income for the six and three months ended June 30, 2026 and 2025.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Realized losses on sales of MBS	$(372)	$(178)	$(194)	$-	$(178)	$178
Unrealized (losses) gains on MBS	(262)	1,390	(1,652)	5	(99)	104
Total (losses) gains on MBS	(634)	1,212	(1,846)	5	(277)	282
Gains (losses) on derivative instruments	273	(1,800)	2,073	95	(431)	526
Unrealized losses on Orchid Island Capital, Inc. common stock	(131)	(438)	307	(34)	(290)	256

We invest in MBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from trading in these securities. However, we have sold, and may sell in the future, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the six months ended June 30, 2026 and 2025, we received proceeds totaling $68.6 million and $9.8 million, respectively, from the sales of MBS.

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

	5 Year	10 Year	15 Year	30 Year	Three
	U.S. Treasury	U.S. Treasury	Fixed-Rate	Fixed-Rate	Month
	Rate(1)	Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	SOFR(3)
June 30, 2026	4.19%	4.42%	5.84%	6.49%	3.63%
March 31, 2026	3.95%	4.31%	5.75%	6.38%	3.68%
December 31, 2025	3.72%	4.16%	5.44%	6.15%	4.01%
September 30, 2025	3.73%	4.15%	5.49%	6.30%	4.35%
June 30, 2025	3.80%	4.23%	5.89%	6.77%	4.34%
March 31, 2025	3.98%	4.25%	5.89%	6.65%	4.35%

(1)	Historical 5 Year and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 15 Year and 30 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical SOFR is obtained from the Federal Reserve Bank of New York. The SOFR averages are compounded averages of the SOFR over rolling 30- and 180-day periods.

Operating Expenses

For the six and three months ended June 30, 2026, our total operating expenses were approximately $8.6 million and $4.9 million, respectively, compared to $5.7 million and $2.8 million for the six and three months ended June 30, 2025, respectively, as detailed in the table below.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Compensation and related benefits	$4,666	$3,772	$894	$2,620	$1,854	$766
Direct advisory services costs	863	787	76	419	446	(27)
Audit, legal and other professional fees	492	490	2	233	165	68
Acquisition related expenses	1,516	-	1,516	915	-	915
Directors’ fees and liability insurance	406	390	16	203	189	14
Amortization of intangible assets	170	-	170	170	-	170
Administrative and other expenses	459	304	155	285	165	120
	$8,572	$5,743	$2,829	$4,845	$2,819	$2,026

Approximately $0.7 million of the increase in compensation and related benefits for the six and three month periods ended June 30, 2026, was attributable to additional personnel associated with the TJIM Acquisition. Amortization expense for the six and three month periods ended June 30, 2026, primarily reflects the amortization of identifiable intangible assets recognized in connection with the TJIM Acquisition.

Income Tax Provision

We recorded income tax provisions for the six months ended June 30, 2026 and 2025 of approximately $1.5 million and $0.2 million, respectively, on consolidated pre-tax book income of $2.8 million and $0.8 million, respectively. We recorded income tax provisions for the three months ended June 30, 2026 and 2025 of approximately $1.3 million and $0.01 million, respectively, on consolidated pre-tax book income of $1.8 million and $0.05 million, respectively. The Company uses the discrete-period computation method for determining its income tax provision. Our income tax provision is affected by numerous factors, including non-deductible expenses, the projected utilization of net operating loss carryovers and changes in our deferred tax assets and liabilities and their valuations, and can result in significant variations in the customary relationship between pretax income and income tax expense. During the three months ended June 30, 2026, the Company reassessed the realizability of its deferred tax assets in connection with the acquisition of TJIM. As a result of this reassessment, the Company recorded an increase in its valuation allowance and a corresponding increase in income tax expense of approximately $1.1 million.

Financial Condition:

Mortgage-Backed Securities - Investment Portfolio Segment

As of June 30, 2026, our MBS portfolio consisted of $16.0 million of agency or government MBS at fair value and had a weighted average coupon of 5.35%. During the six months ended June 30, 2026, we received principal repayments of $3.7 million compared to $6.2 million for the comparable period ended June 30, 2025. The average prepayment speeds for the quarters ended June 30, 2026 and 2025 were 8.1% and 9.9%, respectively.

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

Total
Three Months Ended	Portfolio (%)
June 30, 2026	8.1
March 31, 2026	2.9
December 31, 2025	16.6
September 30, 2025	16.8
June 30, 2025	9.9
March 31, 2025	7.3

The following tables summarize certain characteristics of our PT MBS and structured MBS as of June 30, 2026 and December 31, 2025:

($ in thousands)
			Weighted
			Average
		Weighted	Maturity
	Fair	Average	in	Longest
	Value	Coupon	Months	Maturity
June 30, 2026	$15,985	5.35%	319	5/1/2053
December 31, 2025	$88,929	5.73%	331	8/1/2054

($ in thousands)
	June 30, 2026		December 31, 2025
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$2,287	14.3%	$21,924	24.7%
Freddie Mac	13,698	85.7%	67,005	75.3%
Total Portfolio	$15,985	100.0%	$88,929	100.0%

As of June 30, 2026, the Company's portfolio had an effective duration of 3.495, indicating that an interest rate increase of 1.0% would be expected to cause a 3.495% decrease in the value of the MBS in our investment portfolio. As of December 31, 2025, the Company's portfolio had an effective duration of 2.229, indicating that an interest rate increase of 1.0% would be expected to cause a 2.229% decrease in the value of the MBS in our investment portfolio. These figures do not include the effect of our funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of June 30, 2026, assuming rates instantaneously fall 200 bps, fall 100 bps and rise 100 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS’ effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-200BPS	-100BPS	+100BPS	-200BPS	-100BPS	+100BPS
MBS Portfolio	$15,985	$708	$452	$(644)	4.43%	2.83%	(4.03)%
	Notional	$ Change in Fair Value			% Change in Fair Value
Repurchase Agreement Hedges	Amount	-200BPS	-100BPS	+100BPS	-200BPS	-100BPS	+100BPS
Interest Rate Futures Contracts	10,000	(1,112)	(538)	507	(11.12)%	(5.38)%	5.07%
Gross Totals		$(404)	$(86)	$(137)

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

Repurchase Agreements

As of June 30, 2026, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with three of these counterparties. We believe these facilities provide borrowing capacity in excess of our needs. None of these lenders are affiliated with us. These borrowings are secured by our MBS.

As of June 30, 2026, we had obligations outstanding under the repurchase agreements of approximately $15.0 million with a net weighted average borrowing cost of 3.76%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 13 to 42 days, with a weighted average maturity of 22 days. Securing the repurchase agreement obligation as of June 30, 2026 are MBS with an estimated fair value, including accrued interest, of $15.9 million. Through August 6, 2026, we have been able to maintain our repurchase facilities with comparable terms to those that existed at June 30, 2026 with maturities through August 31, 2026.

The table below presents information about our period-end, maximum and average repurchase agreement obligations for each quarter in 2026 and 2025.

	Ending	Maximum	Average	Difference Between Ending
	Balance	Balance	Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Agreements	Amount	Percent
June 30, 2026	$15,033	$15,203	$15,109	$(76)	(0.50)%
March 31, 2026	15,184	85,332	50,255	(35,071)	(69.79)%
December 31, 2025	85,326	99,953	92,640	(7,314)	(7.90)%
September 30, 2025	99,953	101,788	100,848	(895)	(0.89)%
June 30, 2025	101,742	115,096	108,626	(6,884)	(6.34)%
March 31, 2025	115,511	117,603	116,346	(835)	(0.72)%

Liquidity and Capital Resources

Liquidity is our ability to turn non-cash assets into cash to fund our operations and to meet our obligations in both the short-term (one year or less) and long-term (greater than one year). Our material cash requirements include our operating expenses, such as payroll for our employees, our professional fees such as legal and accounting, servicing our debt obligations, such as our trust preferred debt (see Note 8 to the consolidated financial statements for more information related to the timing of principal payments and maturities of our long-term debt.), the purchase of additional investments, the repayment of  principal and interest on repurchase agreements, and the fulfillment of margin calls. We have both internal and external sources of liquidity. Our material unused sources of liquidity include cash balances, unencumbered assets and our ability to sell encumbered assets to raise cash.

Internal Sources of Liquidity

Our internal sources of liquidity include our cash balances, as well as the collection of management fees and other fees related to our advisory services segments. payments of principal and interest we receive on our MBS portfolio and dividends we receive on our investment in Orchid common stock. We also possess unencumbered RMBS assets and the ability to liquidate our encumbered security holdings.

While our investment portfolio employs a much lower portion of our capital, the management of the portfolio relies on a hedging strategy that typically involves taking short positions in T-Note and SOFR futures, "to-be-announced" ("TBA") securities or other instruments. When the market causes these short positions to decline in value we are required to meet margin calls with cash. This can reduce our liquidity position to the extent other securities in our portfolio move in price in such a way that we do not receive enough cash through margin calls to offset the futures or TBA short positions related margin calls. If this were to occur in sufficient magnitude, the loss of liquidity might force us to reduce the size of the levered portfolio, pledge additional structured securities to raise funds or risk operating the portfolio with less liquidity.

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

In future periods, we expect to continue to finance our activities through repurchase agreements and through revenues from our advisory services business. As of June 30, 2026, we had cash and cash equivalents of $6.5 million. We generated cash flows of $5.3 million from principal and interest payments on our MBS portfolio and had average repurchase agreements outstanding of $32.7 million during the six months ended June 30, 2026. In addition, during the six months ended June 30, 2026, we received approximately $10.2 million in management fees and expense reimbursements as manager of Orchid and approximately $0.4 million in dividends from our investment in Orchid common stock.

Capital Expenditures

At June 30, 2026, we had no material commitments for capital expenditures.

Outlook

Orchid Island Capital Inc.

Orchid reported net income for the second quarter of 2026 of $89.2 million, or $0.44 per share and its shareholders equity increased from $1.392 billion to $1.441 billion. During the second quarter, market conditions were generally favorable for levered MBS investors. Orchid reported gains on hedge instruments of $62.4 million and realized and unrealized losses on its MBS portfolio of $26.4 million, which together resulted in gains of $36.0 million. Orchid is obligated to reimburse Bimini for direct expenses paid on its behalf as well as Orchid’s pro-rata share of overhead expenses as defined in the management agreement. As a stockholder of Orchid, we will also continue to share in distributions, if any, paid by Orchid to its stockholders. Our operating results are also impacted by changes in the market value of our holdings of Orchid common shares, although these market value changes do not impact our cash flow from Orchid.

Tom Johnson Investment Management, LLC

The asset management segment of TJIM reported a net loss for the second quarter of $0.3 million, net of allocated expenses of $0.9 million, on management fee revenues of $1.7 million.  Total assets under management have increased from $1.65 billion at December 31, 2025 and $1.63 billion at March 31, 2026, to $1.73 billion at June 30, 2026.  Advisory fee revenues for the second quarter were $1.73 million versus $1.58 million for the first quarter of 2026. Advisory fee revenue for the first six months of 2026 were $3.31 million, versus $3.02 million for the first six months of 2025. Note that, due to the closing date of the TJIM Acquisition of April 1, 2026, all figures relating to the results of operations of TJIM for periods prior to the second quarter of 2026 are unaudited and are not included in the consolidated results of the Company. Such information is discussed solely to provide investors with additional context regarding the historical operations of TJIM. The information is not intended to represent, and should not be considered indicative of, the results of operations or financial position that would have been achieved had the TJIM Acquisition occurred on an earlier date, nor is it necessarily indicative of the future results of the combined company.

Economic Summary

The second quarter of 2026 was pivotal in many ways.  The Fed transitioned from an easing bias to a hiking bias and a new Fed Chairman with a strong anti-inflation disposition was seated. Meanwhile, the war between the United States, Israel and Iran (the “Iran War”) appeared to be on course to wind down by June before conditions deteriorated materially. A near-term resolution now appears unlikely, allowing energy related inflationary pressures to persist.

On May 22, 2026, Kevin Warsh became the new Chairman of the Fed, replacing Jerome Powell. The new Chairman brings an elevated level of vigor in addressing the persistently high inflation that has exceeded the Fed’s 2% target for approximately 5 years.  Even before Chairman Warsh assumed his new role, the FOMC appeared to be shifting its bias away from additional easing toward hiking.  At the Fed’s meeting on April 29, 2026, there were three votes in favor of signaling a more two-sided characterization of the Fed’s future interest rate decisions.  At Chairman Warsh’s first press conference on June 17, 2026, all doubt regarding the bias of the FOMC was put to rest.  The new Chairman was very stern in declaring his highest priority was bringing inflation back to the Fed’s target.

The Iran War appeared to be nearing conclusion when a ceasefire was announced on April 8, 2026, and a formal Memorandum of Understanding (“MOU”) was signed by the parties on June 17, 2026.  Shipping traffic through the Strait of Hormuz (“SOH”) was slowly returning to pre-war levels, and market volatility materially subsided. However, shortly after the MOU was signed, hostilities between the parties began to escalate and shipping traffic through the SOH has slowed significantly again.  Commodity prices have rebounded in turn and are slowly heading back toward the peak levels reached in the early days of the war. At this point, there is no obvious path to an end to the war, as the two crucial points of disagreement – control over the SOH and the status of Iran’s nuclear capability – seem unlikely to be resolved diplomatically.  Unless and until the war pivots again toward a peaceful resolution, upward pressure on commodity prices seems likely to persist, adding to already elevated levels of inflation in the United States and globally.

Developments in the Iran War have only exacerbated problems for the new Fed Chair and the FOMC.  The economy in the United States has proven to be very resilient in the face of inflation, particularly elevated commodity prices and disruptions to critical supply channels.  At the beginning of 2026, the labor market appeared to be stable, yet at low levels of job growth.  During the second quarter of 2026, the labor market appeared to pivot as job growth rebounded.  Consumer spending has also remained robust. If the war remains unresolved for an extended period, the Fed will likely need to act and increase the Fed Funds rate. Data for June 2026 released in July – namely the jobs report and the consumer price index and producer price index – were all weak.  As a result, market pricing of Fed hikes over the balance of 2026 and into 2027 has subsided.  Unless this data remains weak, the market is likely to see higher funding levels.

Interest Rates

Consistent with the pivot in the outlook for Fed policy during the quarter, the nominal rates curve moved higher and flatter during the second quarter of 2026.  Specifically, the yield on the 2-year U.S. Treasury note increased from 3.796% at March 31, 2026 to 4.175% at June 30, 2026, while the yield on the 10-year U.S. Treasury note increased from 4.319% at March 31, 2026 to 4.466% at June 30, 2026. As a result, the curve between these two points flattened by approximately 9 basis points. Most proxies for the shape of the rates curve show comparable – or greater – levels of flattening during the second quarter of 2026. The primary impetus for the movements in the nominal U.S. Treasury curve and the swap curve was the pivot in market expectations for Fed Funds rate going forward.  At March 31, 2026, market expectations for the Fed Funds rate (based on Fed Funds futures contracts) were for slightly more than one rate cut by year end and two cuts by mid-2027.  By the end of the second quarter of 2026, Fed Funds futures implied nearly two hikes by year-end and in excess of three hikes by the end of first quarter of 2027.  Current pricing, reflecting the soft June 2026 data released in early July, is unchanged in terms of year-end levels but now reflects very modest cuts in early 2027.

The Fed ended its quantitative tightening program, which reduced its balance sheet via the maturation of its holdings, and began reinvesting them into additional U.S. Treasury holdings on December 1, 2025.  Run-off from the Agency RMBS holdings is now directed toward purchasing U.S. Treasuries.  The Fed also announced its intention, via Reserve Management Purchases (“RMPs”), to grow its balance sheet over time to maintain a stable relationship between the size of its balance sheet and the economy. These steps resulted in increased purchases of U.S. Treasuries by the Fed. When the RMP program was first introduced, U.S. Treasury purchases were $40 billion per month, although they have declined since and are currently $10 billion per month. However, even at the lower level of purchases, the program has been successful at taking pressure off of the overnight funding markets, as market participants such as money-market funds had fewer options to deploy their liquidity and therefore increased the pool of available funds for the overnight repurchase agreement (“repo”) funding markets.  As a result, funding levels available to the Company in the repo markets – typically expressed as a spread over SOFR – have remained stable during the second quarter, continuing the trend we saw during the first quarter of 2026.

The Agency MBS Market

Interest rate volatility spiked meaningfully after the outbreak of the Iran War, consistent with the increase in interest rates across the curve.  Volatility peaked just before the first quarter of 2026 ended, with the Merrill Lynch Option Volatility Estimate Index reaching 115.02.  Following the announcement of a ceasefire on April 8, 2026, rate volatility dropped nearly to pre-war levels by mid-April and remained relatively stable throughout the balance of the second quarter. Implied interest rate volatility has remained range-bound at low levels since the end of the second quarter. As is typically the case, subdued levels of implied interest rate volatility and range-bound interest rates are conducive to Agency RMBS market performance, and the sector had a positive quarter in both absolute and excess returns. For the second quarter of 2026, the Agency RMBS sector generated a total return of 0.6% and 0.5% versus comparable duration swaps. By comparison, the high-yield and investment-grade corporate bond sectors produced returns of 2.5% and 1.4%, respectively, and excess returns of 2.4% and 1.5%, respectively, versus comparable duration swaps over the same period.

Within Agency RMBS for the second quarter of 2026, conventional 30-year mortgages generated a total return of 0.6%, 15-year mortgages generated a total return of 0.1% and Ginnie Mae 30-year mortgages generated a total return of 0.7%.  Versus comparable duration swaps, the returns were 0.6%, 0.0% and 0.6% for 30-year conventional, 15-year conventional and Ginnie Mae 30-year mortgages, respectively.  The Company invests predominantly in 30-year conventional mortgages.  Returns with the 30-year stack were lowest for lower coupons and increased for progressively higher coupons, with returns for coupons 4% and lower between 0.2% and 0.5%, and above 1.0% for coupons of 5% and higher. This is consistent with higher interest rates, lower prepayment expectations, and the durations of the various coupons inversely related to coupon – the lower the coupon the higher the duration, and visa-versa. Conversely, excess returns were best for middle coupons – between the 4.5% and 6.0% coupons, with lower and higher coupons lagging. Excess returns for middle coupons were between 0.7% and 1.2%, while the lower and higher coupons ranged between 0.3% and 0.8%.

Recent Legislative and Regulatory Developments

In response to the deterioration in the markets for U.S. Treasuries, Agency RMBS and other mortgage and fixed income markets resulting from the impacts of the COVID-19 pandemic, the Fed implemented a program of quantitative easing. Through November of 2021, the Fed was committed to purchasing $80 billion of U.S. Treasuries and $40 billion of Agency RMBS each month. In November of 2021, it began tapering its net asset purchases each month, ended net asset purchases by early March of 2022, and ended asset purchases entirely in September of 2022. On May 4, 2022, the FOMC announced a plan for reducing the Fed’s balance sheet. In June of 2022, in accordance with this plan, the Fed began reducing its balance sheet by a maximum of $30 billion of U.S. Treasuries and $17.5 billion of Agency RMBS each month. On September 21, 2022, the FOMC announced the Fed’s decision to continue reducing its balance sheet by a maximum of $60 billion of U.S. Treasuries and $35 billion of Agency RMBS per month. On May 1, 2024, the FOMC announced the Fed’s decision to reduce its balance sheet by a maximum of $25 billion of U.S. Treasury securities and remove the cap on Agency RMBS reduction, with any amounts in excess of $35 billion per month being reinvested in U.S. Treasury securities.  On March 19, 2025, the FOMC announced the Fed’s decision to reduce its balance sheet by a maximum of $5 billion of U.S. Treasury securities beginning April 1, 2025. Relatively high interest rates and slow prepayment speeds kept the balance sheet reduction for Agency RMBS below $20 billion per month throughout 2024 and 2025. On December 1, 2025, the Fed ended quantitative tightening and began reinvesting all proceeds from maturing Agency RMBS up to a $35 billion per month cap in U.S. Treasuries and announced that it would begin buying an additional $40 billion per month of U.S. Treasuries via RMPs in order to maintain an ample level of reserves on an ongoing basis. RMPs were reduced to $25 billion per month in April 2026, and further reduced to $10 billion per month in May 2026, As of June 30, 2026, the Fed had reduced its balance sheet for Agency RMBS by approximately $792 billion from the peak of approximately $2.7 trillion to approximately $1.9 trillion, shedding approximately 58% of the Agency RMBS added during pandemic quantitative easing and representing the lowest level since August 2020.

On September 14, 2021, the U.S. Treasury and the FHFA suspended certain policy provisions in the Enterprise capital framework established in December 2020, including limits on loans acquired for cash consideration, multifamily loans, loans with higher risk characteristics and second homes and investment properties (the "September 2021 Provisions"). Effective April 26, 2022, the FHFA further amended this framework by, among other things, replacing the fixed leverage buffer equal to 1.5% of an Enterprise’s adjusted total assets with a dynamic leverage buffer equal to 50% of an Enterprise’s stability capital buffer, reducing the risk weight floor from 10% to 5%, and removing the requirement that the Enterprises must apply an overall effectiveness adjustment to their credit risk transfer exposures. On June 14, 2022, the Enterprises announced that they would each charge a 50 bps fee for commingled securities issued on or after July 1, 2022 to cover the additional capital required for such securities under the Enterprise capital framework, which was subsequently reduced on January 19, 2023 to 9.375 bps for commingled securities issued on or after April 1, 2023 to address industry concern that the fee posed a risk to the fungibility of the Uniform Mortgage-Backed Security and negatively impacted liquidity and pricing in the market for TBA securities. On November 30, 2023, the FHFA published a final rule, which became effective April 1, 2024, which reduced the risk weight and credit conversion factor for guarantees on commingled securities to 5% and 50%, respectively; replaced the current exposure methodology with the standardized approach for counterparty credit risk as the method for computing exposure and risk-weighted asset amounts for derivatives and cleared transactions; updated the credit score assumption to 680 for single-family mortgage exposures originated without a representative credit score; and introduced a risk weight of 20% for guarantee assets. On January 2, 2025, the U.S. Treasury and FHFA entered into a letter agreement deleting the September 2021 Provisions entirely, as well as providing additional guidance on the process for a potential end to the conservatorship of the Enterprises. Throughout 2025 and early 2026, there was some speculation in the market regarding progress towards an end to the conservatorship, including through an initial public offering, but no definitive action has been taken and many analysts believe additional capital is needed before the Enterprises can safely exit conservatorship.

On July 27, 2023, the federal banking regulators, including the Office of the Comptroller of the Currency, (the “OCC”) the FDIC and the Fed, jointly issued a proposed rule that would revise large bank capital requirements (the “2023 Basel III Endgame”).  The 2023 Basel III Endgame, if implemented as originally proposed, would have significantly increased the credit weight risk for balance-sheet mortgages and for Agency RMBS sold to the GSEs, which could have disincentivized banks from originating mortgages for sale to the GSEs and impacted pricing in the Agency RMBS markets. The comment period for the 2023 Basel III Endgame closed on January 16, 2024, and the proposed rule was met with strong objections from the banking industry.

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

On March 19, 2026, the OCC, FDIC and the Fed rescinded the 2023 Basel III Endgame proposal and concurrently issued three revised notices of proposed rulemaking. The three proposals include (i) a revised Basel III Endgame proposal that would apply an expanded risk-based approach to Category I and Category II banking organizations, thus narrowing the mandatory scope from the 2023 proposal, with all other banking organizations permitted to opt in; (ii) a revised standardized approach proposal that would reduce risk weights for traditional lending activities for banking organizations not subject to the expanded risk-based approach; and (iii) a revised GSIB capital surcharge proposal. The OCC, FDIC, and the Fed estimate that the revised proposals would decrease aggregate common equity tier 1 capital requirements by approximately 4.8% for Category I and Category II banking organizations, in contrast to the significant capital increases that would have resulted under the 2023 Basel III Endgame. Additionally, the revised proposal would eliminate the requirement to deduct mortgage servicing assets from common equity tier 1 capital, instead assigning a 250% risk weight, which is designed to promote mortgage origination and servicing by banking organizations. The Fed voted 6-to-1 to advance all three proposals and the FDIC board voted unanimously in favor of the revised Basel III Endgame and standardized approach proposals. The comment period for the revised proposals closed on June 18, 2026, with the Fed indicating that they hope to release the final rule by the end of 2026.

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

Effects on our borrowing costs

We leverage our PT RMBS and structured Agency RMBS through the use of short-term repurchase agreement transactions. The interest rates on our debt are determined by the short term interest rate markets. Increases in the Fed Funds rate or SOFR typically increase our borrowing costs, which could affect our interest rate spread if there is no corresponding increase in the interest we earn on our assets. The impact of these increases would be most prevalent with respect to our Agency RMBS backed by fixed rate mortgage loans because the interest rate on a fixed-rate mortgage loan does not change even though market rates may change.

In order to protect our net interest margin against increases in short-term interest rates, we may enter into interest rate swaps, which economically convert our floating-rate repurchase agreement debt to fixed-rate debt or utilize other hedging instruments such as Fed Funds, SOFR, ERIS SOFR Swap, and T-Note futures contracts, dual digital options or interest rate swaptions.

With respect to the markets in which the Company derives its revenues and profits from, prior to the second quarter of 2026, Orchid and Company invested exclusively in Agency MBS securities and applied leverage utilizing repurchase agreement funding. The primary drivers of the performance of these assets – both absolute performance and performance relative to hedges – are interest rates, their impact on both asset prices and the level of prepayments, interest rate volatility, particularly the level of implied volatility in interest rate swaptions and various interest rate derivatives, and our funding levels.  Accordingly, we have had, and continue to be significantly exposed to interest rates, and our performance remains driven by our ability to select assets, manage our leverage, and the effectiveness of our hedging strategy. However, as a result of the acquisition of TJIM the Company now derives revenues and profits from the equity market. Accordingly, our focus will broaden to encompass developments in the equity market going forward.

Domestic Equity Market

The U.S. equity market delivered an exceptionally strong rebound in the second quarter of 2026, recovering from a weaker first quarter and finishing near record highs. The rally was driven by renewed enthusiasm for artificial intelligence ("AI"), stronger-than-expected corporate earnings, easing geopolitical concerns late in the quarter, and resilient economic growth.

Performance of the major indexes:

●	S&P 500: Gained approximately 15% during the quarter, marking one of its strongest quarterly performances in years and bringing its year-to-date gain to roughly 10%.
●	Nasdaq Composite: Significantly outperformed broader markets as technology and semiconductor stocks rallied sharply, posting one of its best quarters since 2020.
●	Dow Jones Industrial Average: Also advanced solidly, though it lagged the technology-heavy Nasdaq because of its lower exposure to high-growth AI companies.

Key drivers of the rally:

●

AI investment boom: Continued heavy investment in artificial intelligence fueled exceptional gains in semiconductor manufacturers and other AI-related companies. Semiconductor stocks rose dramatically during the quarter, making technology the best-performing sector.

●	Strong corporate earnings: Companies generally exceeded analysts' expectations. Earnings growth broadened beyond a handful of mega-cap technology firms, supporting the market's advance.
●	Improving geopolitical backdrop: Oil prices fell after tensions in the Middle East eased toward the end of the quarter, reducing inflation concerns and improving investor sentiment.
●	Resilient U.S. economy: Continued economic expansion and healthy consumer spending reassured investors despite persistent inflation and elevated interest rates.

Sector performance:

●	Technology was the clear leader, propelled by AI-related spending and strong earnings.
●	Semiconductors were among the strongest-performing industries, reflecting continued demand for AI infrastructure.
●	Energy underperformed as crude oil prices declined following geopolitical de-escalation.

Summary

On April 1, 2026, the Company completed the acquisition of an 80% ownership stake in TJIM.  As such, the results of the Company’s operations and our focus in our public disclosures going forward will be impacted by factors other than just the fixed income markets and the Agency MBS market, although the MBS market will still be a significant factor. Beginning with the second quarter of 2026 our focus has expanded to include factors impacting the domestic equity markets as well as fixed income markets other than the Agency MBS market.

As we entered 2026, interest rates had been range-bound for more than 12 months, but the range was broken during the first quarter of 2026 as a result of the Iran War. After a brief respite in the conflict, rates moved higher once again as prospects for a resolution dimmed and a new Fed Chairman, Kevin Warsh, took control of the Fed, immediately expressing his strong conviction in ending the five-year period of inflation running above the Fed’s 2% target.  Interest rate volatility, both realized and implied in interest rate options, has remained subdued outside of the temporary spike at the onset of the Iran War.

At the outset of 2026, there was uncertainty about how the risks facing the economy would ultimately drive Fed policy and the level of interest rates, with resulting impacts on risk assets and Agency RMBS.  Inflation was elevated, but risks to the growth outlook were clearly present, creating a quandary for policy makers. This does not appear to be the case now.  Growth has proven to be remarkably resilient, as has the labor market, and the growth of the economy is not a pressing concern for policy makers or markets.  Inflation, however, remains well above the Fed’s target and the Iran War seems likely to persist, representing a continued source of commodity inflation. Data released for June in early July reflected a welcome decrease in the various inflation measures, but considerable doubt remains regarding the sustainability of these readings. Looking forward, the Iran War continues to be a dominant force driving the performance of all markets.  At this point, it is unclear what the ultimate outcome of the war will be or when it will end. As for the economy and monetary policy, the outlook is no longer uncertain, as the path of inflation alone is likely to drive monetary policy and interest rate levels in the United States. Both Orchid and the Company have maintained modest levels of leverage for the past several quarters and are likely to continue to do so given the prevailing market uncertainty.

For the domestic equity markets, the second quarter of 2026 was characterized by a broad and powerful recovery in U.S. equities. Large-cap stocks reached or approached record highs, technology once again led the market, and strong corporate fundamentals reinforced investor confidence. While optimism about AI remained the dominant theme, the rally also became more broad-based as improving earnings and easing macroeconomic concerns supported gains across much of the market.

Despite the strong gains, investors continued to monitor several risks, with overlap in risks facing the Agency RMBS market:

●	Persistent inflation and the possibility of further Federal Reserve tightening.
●	Elevated equity valuations following the rapid rally.
●	Questions about whether AI-related spending and earnings growth could continue at the same pace.
●	Ongoing geopolitical uncertainty that could affect energy prices and market volatility.

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

Changes in Internal Control over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter related to the acquisition of an 80% ownership stake in TJIM. These changes primarily relate to the recording of advisory fee income and are not reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed, in April 2020 and November 2021, the Company received demands for payment from Citigroup, Inc. related to the indemnification provisions of various mortgage loan purchase agreements entered into prior to 2007. As of June 30, 2026, no further information has been received related to this matter.  The ultimate resolution of this matter cannot presently be determined. However, in management's opinion, the demands are without merit and the likelihood of a material adverse outcome is remote. Accordingly, no provision or accrual has been recorded.

We are not party to any other material pending legal proceedings as described in Item 103 of Regulation S-K.

ITEM 1A. RISK FACTORS.

The risk factors set forth below are intended to address new risks arising from the Company's acquisition of TJIM and do not purport to be a comprehensive update of all risks facing the Company. This section is a supplement to, and should be read in conjunction with, the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the "Annual Report"). The risk factors included in the Annual Report have not been updated to reflect developments occurring subsequent to the filing of the Annual Report, and investors should carefully consider the risk factors in the Annual Report in addition to the risk factors set forth below. The inclusion of risk factors in this Form 10-Q should not be taken as an indication that the Company intends to update or supplement the risk factors disclosed in the Annual Report in future Quarterly Reports on Form 10-Q.

Our revenues are highly dependent on the level and performance of assets under management.

A substantial portion of our revenues is derived from management fees calculated as a percentage of assets under management (“AUM”). Market declines, increased volatility, changes in interest rates, geopolitical events, inflationary pressures, economic downturns, or poor investment performance may reduce the value of client assets and decrease our revenues. In addition, client withdrawals, redemptions, or reallocations could materially reduce AUM and adversely affect our financial condition and results of operations.

We are subject to extensive regulation as an SEC-registered investment adviser.

Our investment advisory operations are subject to extensive federal and state regulation, including regulation by the SEC under the Investment Advisers Act of 1940. Compliance with these laws and regulations imposes significant operational, compliance, legal, and administrative costs. Failure to comply with applicable laws, rules, or fiduciary obligations could result in:

●	investigations and examinations;
●	enforcement actions;
●	fines and penalties;
●	censures;
●	limitations on business activities;
●	suspension or revocation of registrations; and
●	reputational harm.

Regulatory requirements may continue to increase, including in areas involving cybersecurity, private fund reporting, marketing practices, custody rules, ESG-related disclosures, valuation, anti-money laundering obligations, and the use of emerging technologies.

We owe fiduciary duties to our advisory clients, and conflicts of interest may arise in the ordinary course of business.

As an investment adviser, we are subject to fiduciary obligations that require us to act in the best interests of our clients. Actual, potential, or perceived conflicts of interest may arise among client accounts, proprietary funds, employees, affiliates, and other business activities. Although we maintain policies and procedures designed to identify and mitigate conflicts, there can be no assurance that such measures will be effective in all circumstances. Any failure to appropriately address conflicts could result in litigation, regulatory scrutiny, client dissatisfaction, or reputational harm.

Poor investment performance could cause clients to withdraw assets and harm our reputation.

Our ability to retain existing clients and attract new clients depends in part on investment performance and our reputation. Underperformance by our investment strategies relative to benchmarks or competitors may result in reduced inflows, increased redemptions, termination of advisory relationships, and reduced revenues.

Our business depends substantially on key investment professionals and client relationships.

Our success depends significantly on the continued service of our senior management team, portfolio managers, investment professionals, and relationship managers. Competition for qualified professionals in the asset management industry is intense. The loss of key personnel, failure to recruit qualified professionals, or disruptions in client relationships could adversely affect our business, financial condition, and results of operations.

The integration of the acquired investment advisory business may be more difficult, costly, or time-consuming than expected.

The integration of the acquired investment adviser involves operational, technological, compliance, personnel, and cultural challenges. We may incur greater-than-expected integration costs, fail to realize anticipated synergies, experience disruptions in operations, or lose clients or employees during the integration process.

We may be subject to litigation and regulatory examinations.

Investment advisers are routinely subject to regulatory examinations and may become involved in litigation, arbitration, or other proceedings relating to investment performance, fiduciary obligations, disclosure practices, valuation matters, trading activities, or other aspects of operations. Such matters may result in substantial costs, liabilities, reputational harm, and diversion of management attention.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not have any unregistered sales of its equity securities during the three months ended June 30, 2026.

The following table contains information about all purchases made during the three months ended June 30, 2026 by, or on behalf of, us and any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares or other units of any class of our equity securities that is registered pursuant to Section 12 of the Exchange Act. All purchases were made pursuant to the 2026 Repurchase Plan.

				Approximate
				Dollar Amount
			Shares Purchased	of Shares
		Weighted-	as Part of	That May Yet
	Total Number	Average	Publicly	be Repurchased
	of Shares	Price Paid	Announced	Under the
	Repurchased	Per Share	Programs	Authorization
April 1, 2026 - April 30, 2026	4,763	$2.76	4,763	$2,486,875
May 1, 2026 - May 31, 2026	3,448	2.73	3,448	2,477,474
June 1, 2026 - June 30, 2026	6,990	2.53	6,990	2,459,819
Totals / Weighted Average	15,201	$2.64	15,201	$2,459,819

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

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

BIMINI CAPITAL MANAGEMENT, INC.

Date: August 7, 2026	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: August 7, 2026	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)