Form 10-Q
period 2026-09-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2026-11-06
CIK 1275477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	November 5, 2026	9,901,833
Class B Common Stock, $0.001 par value	November 5, 2026	31,938
Class C Common Stock, $0.001 par value	November 5, 2026	31,938

BIMINI CAPITAL MANAGEMENT, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Report that are subject to risks and uncertainties. In some cases, these statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “should,” “may,” “plans,” “projects,” “will,” or similar expressions, or the negatives of these words. These forward-looking statements involve risks and uncertainties because they relate to events, developments, and circumstances relating to our business, industry financial condition, liquidity, results of operations, plans and objectives and/or general economic or other conditions that may or may not occur in the future or may occur on longer or shorter timelines or to a greater or lesser degree than anticipated. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, forward-looking statements are not guarantees of future performance, and our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate, may differ materially from the forward-looking statements contained in this Report as a result of the following factors, among others. Note that these factors are relevant for both our own assets as well as those that we manage on behalf of Orchid Island Capital, Inc. and the various accounts of Tom Johnson Investment Management, Inc.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2026	December 31, 2025
ASSETS:
Mortgage-backed securities, at fair value (includes pledged assets of $14,373,893 and $88,807,576, respectively)	$14,483,702	$88,928,525
U.S. Treasury securities, at fair value	1,577,213	-
Cash and cash equivalents	8,404,578	12,696,660
Restricted cash	317,499	1,621,399
Orchid Island Capital, Inc. common stock, at fair value	3,090,056	4,097,311
Identifiable intangibles, net	9,360,000	-
Goodwill	4,838,864	-
Accounts receivable	1,724,461	-
Property and equipment, net	1,728,619	1,768,864
Deferred tax assets, net	15,640,458	17,239,648
Due from affiliates	1,663,656	1,660,666
Other assets	1,783,209	1,680,899
Total Assets	$64,612,315	$129,693,972

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Repurchase agreements	$13,972,000	$85,326,000
Long-term debt	27,329,273	27,346,546
Other liabilities	5,424,963	4,398,629
Total Liabilities	46,726,236	117,071,175

COMMITMENTS AND CONTINGENCIES (Note 10)

Redeemable noncontrolling interest	$3,317,855	$-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated; no shares issued and outstanding as of September 30, 2026 and December 31, 2025	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 9,922,056 shares issued and outstanding as of September 30, 2026 and December 31, 2025	9,922	10,005
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding as of September 30, 2026 and December 31, 2025	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding as of September 30, 2026 and December 31, 2025	32	32
Additional paid-in capital	329,564,891	329,815,150
Accumulated deficit	(315,006,653)	(317,202,422)
Total Stockholders’ Equity	14,568,224	12,622,797
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders' Equity	$64,612,315	$129,693,972

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Nine and Three Months Ended September 30, 2026 and 2025

	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Advisory services:
REIT management fees	$15,155,451	$11,850,846	$4,950,919	$4,457,711
Investment advisory fees	3,421,043	-	1,692,886	-
Interest income	1,662,356	4,858,456	247,188	1,534,531
Dividend income from Orchid Island Capital, Inc. common stock	546,308	614,597	170,721	204,866
Total revenues	20,785,158	17,323,899	7,061,714	6,197,108
Interest expense:
Repurchase agreements	(982,539)	(3,654,961)	(140,957)	(1,157,498)
Long-term debt	(1,513,024)	(1,621,984)	(518,493)	(544,012)
Net revenues	18,289,595	12,046,954	6,402,264	4,495,598

Other income (expense):
Unrealized (losses) gains on mortgage-backed securities and U.S. Treasury securities	(1,033,585)	2,229,740	(771,609)	839,370
Realized losses on mortgage-backed securities	(372,053)	(178,140)	-	-
Unrealized losses on Orchid Island Capital Inc. common stock	(1,007,256)	(438,184)	(876,370)	-
Gains (losses) on derivative instruments	725,718	(1,969,539)	452,341	(169,953)
Other income	1,216	-	783	-
Other expense, net	(1,685,960)	(356,123)	(1,194,855)	669,417

Expenses:
Compensation and related benefits	7,234,238	5,567,369	2,568,133	1,795,098
Direct advisory services costs	1,183,620	1,272,462	320,832	485,403
Directors' fees and liability insurance	663,558	579,019	257,841	189,248
Audit, legal and other professional fees	751,633	676,937	259,721	186,631
Acquisition related expenses	1,627,013	174,825	111,258	174,825
Amortization of intangible assets	340,000	-	170,000	-
Administrative and other expenses	704,288	444,205	244,877	140,481
Total expenses	12,504,350	8,714,817	3,932,662	2,971,686

Net income before income tax provision	4,099,285	2,976,014	1,274,747	2,193,329
Income tax provision	1,665,284	557,969	140,148	370,586

Net income	2,434,001	2,418,045	1,134,599	1,822,743
Less: income attributable to noncontrolling interests	238,232	-	113,941	-
Net income attributable to Bimini Capital Management, Inc. stockholders	$2,195,769	$2,418,045	$1,020,658	$1,822,743

Per share information attributable to Bimini Capital Management, Inc. stockholders:
Basic and Diluted Net Income Per Share of:
Class A Common Stock	$0.22	$0.24	$0.10	$0.18
Class B Common Stock	$0.22	$0.24	$0.10	$0.18
Weighted Average Shares Outstanding:
Class A Common Stock	9,998,806	10,005,457	9,966,112	10,005,457
Class B Common Stock	31,938	31,938	31,938	31,938

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
(Unaudited)
For the Nine and Three Months Ended September 30, 2026 and 2025

		Stockholders' Equity
	Redeemable			Additional
	Noncontrolling	Common Stock, all classes		Paid-in	Accumulated
	Interest	Shares	Par Value	Capital	Deficit	Total
Balances, January 1, 2026	$-	10,069,333	$10,069	$329,815,150	$(317,202,422)	$12,622,797
Net income	-	-	-	-	801,054	801,054
Balances, March 31, 2026	$-	10,069,333	$10,069	$329,815,150	$(316,401,368)	$13,423,851
Net income	124,291	-	-	-	374,057	374,057
Issuance on redeemable noncontrolling interest	3,079,623	-	-	-	-	-
Class A common shares repurchased and retired	-	(15,201)	(15)	(40,167)	-	(40,182)
Balances, June 30, 2026	$3,203,914	10,054,132	$10,054	$329,774,983	$(316,027,311)	$13,757,726
Net income	113,941	-	-	-	1,020,658	1,020,658
Class A common shares repurchased and retired		(68,200)	(68)	(210,092)		(210,160)
Balances, September 30, 2026	3,317,855	9,985,932	$9,986	$329,564,891	$(315,006,653)	$14,568,224

Balances, January 1, 2025	$-	10,069,333	$10,069	$329,815,150	$(323,003,812)	$6,821,407
Net income	-	-	-	-	552,570	552,570
Balances, March 31, 2025	$-	10,069,333	$10,069	$329,815,150	$(322,451,242)	$7,373,977
Net income	-	-	-	-	42,732	42,732
Balances, June 30, 2025	$-	10,069,333	$10,069	$329,815,150	$(322,408,510)	$7,416,709
Net income		-	-	-	1,822,743	1,822,743
Balances, September 30, 2025		10,069,333	$10,069	$329,815,150	$(320,585,767)	$9,239,452

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Nine Months Ended September 30, 2026 and 2025

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,434,001	$2,418,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	399,178	50,649
Deferred income tax provision	1,599,190	557,969
Unrealized losses (gains) on mortgage-backed securities and U.S. Treasury securities	1,033,585	(2,229,740)
Realized losses on mortgage-backed securities	372,053	178,140
Losses (gains) on TBA securities	54,984	-
Unrealized losses on Orchid Island Capital, Inc. common stock	1,007,256	438,184
Changes in operating assets and liabilities:
Due from affiliates	(2,990)	(330,389)
Other assets	92,061	4,988
Other liabilities	(960,698)	(278,778)
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,028,620	809,068

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of mortgage-backed securities	68,590,546	9,786,053
Principal repayments on mortgage-backed securities	4,436,252	10,206,087
Purchases of U.S. Treasury securities	(1,564,827)	-
Net payments on derivative instruments	(54,984)	-
Acquisition of Tom Johnson Investment Management, LLC (net of $590,026 cash acquired)	(11,409,974)	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	59,997,013	19,992,140

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	1,071,288,523	643,715,478
Principal repayments on repurchase agreements	(1,142,642,523)	(660,943,477)
Principal repayments on long-term debt	(17,273)	(16,031)
Class A common shares repurchased and retired	(250,342)	-
NET CASH USED IN FINANCING ACTIVITIES	(71,621,615)	(17,244,030)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5,595,982)	3,557,178
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	14,318,059	7,422,746
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$8,722,077	$10,979,924

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$2,683,994	$5,357,697
Income taxes	33,910	-
Noncash investing and financing activities:
Deferred acquisition consideration incurred - TJIM acquisition	$316,114	$-

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2026

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

Our wholly owned subsidiary Bimini Advisors, LLC (an SEC-registered investment advisor referred to as “Bimini Advisors”) manages a mortgage-backed securities (“MBS”) portfolio for Orchid Island Capital, Inc. (“Orchid”) and receives fees for providing these services. Bimini Advisors also provides certain repurchase agreement trading, clearing and administrative services to Orchid. Bimini Advisors also manages the portfolio of Royal Palm Capital LLC (including its subsidiaries, “Royal Palm”), another wholly owned subsidiary. Royal Palm's investment portfolio consists primarily of residential MBS investments and shares of Orchid common stock, for its own benefit.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim periods are included. Operating results for the nine- and three-month periods ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending  December 31, 2026.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase. Restricted cash includes cash pledged as collateral for repurchase agreements and margin for derivative instruments. The following table presents the Company’s cash, cash equivalents and restricted cash as of September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$8,404,578	$12,696,660
Restricted cash	317,499	1,621,399
Total cash, cash equivalents and restricted cash	$8,722,077	$14,318,059

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

Accounts Receivable

Accounts receivable consist primarily of investment advisory, asset management, and other fee-based revenues earned in the ordinary course of business. Receivables are recorded when the Company's right to consideration becomes unconditional and are presented net of an allowance for expected credit losses. The Company maintains an allowance for expected credit losses in accordance with Accounting Standards Codification ("ASC") Topic 326, Financial Instruments—Credit Losses. The allowance reflects management's estimate of lifetime expected credit losses and is based on historical loss experience, the aging of outstanding receivables, the financial condition and payment history of customers, current economic conditions, and reasonable and supportable forecasts that may affect collectability. Investment advisory fee receivables are generally short-term in nature and are collected pursuant to contractual arrangements with clients or directly from client investment accounts maintained by qualified custodians. As a result, the Company has historically experienced minimal credit losses on these receivables. As such, as of September 30, 2026 and December 31, 2025, the Company has not recorded an allowance for credit losses. Management evaluates the adequacy of the allowance on a recurring basis and adjusts the allowance, as necessary, based on changes in facts and circumstances.

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

Mortgage-Backed Securities and U.S. Treasury Notes

The investment portfolio of Royal Palm is invested primarily in common shares of Orchid and mortgage pass-through (“PT”) MBS issued by Freddie Mac, Fannie Mae or Ginnie Mae, collateralized mortgage obligations (“CMOs”), interest-only (“IO”) securities and inverse interest-only (“IIO”) securities representing interests in or obligations backed by pools of mortgage-backed loans. The Company refers to MBS and CMOs as PT MBS and IO and IIO securities as structured MBS. The Company also invests in U.S. Treasury Notes. The Company has elected to account for its investment in MBS and U.S. Treasury Notes under the fair value option. Electing the fair value option requires the Company to record changes in fair value in the consolidated statement of operations, which, in management’s view, more appropriately reflects the results of the Company’s operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed.

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

The following table summarizes the advisory services revenue from Orchid for the nine and three months ended September 30, 2026 and 2025.

(in thousands)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Management fee	$12,182	$9,023	$4,071	$3,294
Allocated overhead	1,881	2,077	510	887
Repurchase, clearing and administrative fee	1,092	751	370	277
Total REIT management fees	$15,155	$11,851	$4,951	$4,458

At September 30, 2026 and December 31, 2025, the net amount due from Orchid was approximately $1.7 million and $1.7 million, respectively.

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

The following table summarizes advisory services revenue attributable to TJIM and included in Bimini’s consolidated statements of income for the nine and three months ended September 30, 2026. The amounts presented for the nine month period reflect only the amounts attributable to the period from April 1, 2026, the date of the TJIM Acquisition, through September 30, 2026.

(in thousands)
	Nine Months Ended	Three Months Ended
	September 30, 2026	September 30, 2026
Advisory programs	$1,766	$861
Sub-advisor programs	323	171
Model programs	1,332	661
Total investment advisory fees	$3,421	$1,693

NOTE 3. MORTGAGE-BACKED SECURITIES AND U.S. TREASURY SECURITIES

The following table presents the Company’s MBS portfolio as of September 30, 2026 and December 31, 2025:

(in thousands)
	Par Value	Cost (1)	Fair Value
September 30, 2026	$15,030	$15,220	$14,484
December 31, 2025	86,293	87,266	88,929

(1)	The cost information in the table above represents the aggregate current par value, multiplied by the purchase price of each security in the portfolio.

The following table presents the Company’s U.S. Treasury security portfolio as of September 30, 2026:

(in thousands)
	Par Value	Cost	Fair Value
U.S. Treasury Bill, 11/5/2026	$350	$347	$349
U.S. Treasury Bill, 12/1/2026	500	495	497
U.S. Treasury Bill, 12/15/2026	738	730	731
Totals	$1,588	$1,572	$1,577

The following table is a summary of the Company’s net gain (loss) from the sales of MBS for the nine months ended September 30, 2026 and 2025.

(in thousands)
	Nine Months Ended September 30,
	2026	2025
Proceeds from sales of MBS	$68,591	$9,786
Carrying value of MBS sold	(68,963)	(9,964)
Net loss on sales of MBS	$(372)	$(178)

Gross gain on sales of MBS	$6	$-
Gross loss on sales of MBS	(378)	(178)
Net loss on sales of MBS	$(372)	$(178)

NOTE 4. REPURCHASE AGREEMENTS

The Company pledges certain of its MBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as “margin calls.” Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. During the nine months ended  September 30, 2026 and 2025, the Company had met all margin call requirements.

As of September 30, 2026 and December 31, 2025, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
September 30, 2026
Fair value of securities pledged, including accrued interest receivable	$-	$14,441	$-	$-	$14,441
Repurchase agreement liabilities associated with these securities	$-	$13,972	$-	$-	$13,972
Net weighted average borrowing rate	-	3.98%	-	-	3.98%
December 31, 2025
Fair value of securities pledged, including accrued interest receivable	$-	$70,681	$18,539	$-	$89,220
Repurchase agreement liabilities associated with these securities	$-	$67,669	$17,657	$-	$85,326
Net weighted average borrowing rate	-	4.00%	3.89%	-	3.98%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any. At  September 30, 2026 and December 31, 2025, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and any cash pledged, including accrued interest on such securities) with all counterparties of approximately $0.6 million and $4.2 million, respectively. The Company did not have an amount at risk with any one counterparty exceeding 10% of stockholders' equity as of  September 30, 2026 and December 31, 2025.

NOTE 5. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes Bimini’s assets pledged as collateral under its repurchase agreements and derivative agreements as of September 30, 2026 and December 31, 2025.

($ in thousands)
	September 30, 2026			December 31, 2025
	Repurchase	Derivative		Repurchase	Derivative
	Agreements	Agreements	Total	Agreements	Agreements	Total
Mortgage-backed securities	$14,374	$-	$14,374	$88,808	$-	$88,808
Accrued interest on pledged securities	67	-	67	413	-	413
Restricted cash	160	157	317	568	1,053	1,621
Total	$14,601	$157	$14,758	$89,789	$1,053	$90,842

NOTE 6. OFFSETTING ASSETS AND LIABILITIES

The Company’s derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its assets and liabilities subject to these arrangements on a gross basis. The following tables present information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of September 30, 2026 and December 31, 2025.

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not Offset
		Gross	of Liabilities	in the
	Gross	Amount	Presented	Consolidated Balance Sheet
	Amount	Offset in the	in the	Financial
	of	Consolidated	Consolidated	Instruments	Cash
	Recognized	Balance	Balance	Posted as	Posted as	Net
	Liabilities	Sheet	Sheet	Collateral	Collateral	Amount
September 30, 2026
Repurchase Agreements	$13,972	$-	$13,972	$(13,812)	$(160)	$-
	$13,972	$-	$13,972	$(13,812)	$(160)	$-
December 31, 2025
Repurchase Agreements	$85,326	$-	$85,326	$(84,758)	$(568)	$-
	$85,326	$-	$85,326	$(84,758)	$(568)	$-

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

NOTE 7. INTANGIBLES AND GOODWILL

Intangible Assets

Intangible assets as of September 30, 2026 and December 31, 2025 consisted of the following:

(in thousands)
	Amortization Term (months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
TJIM client relationships	180	$8,700	$290	$8,410
TJIM tradename	120	1,000	50	950
Total		$9,700	$340	$9,360

Amortization expense for both the nine and three months ended September 30, 2026 was $340,000 and $170,000, respectively. The table below presents the future scheduled amortization of the Company’s intangible assets.

(in thousands)
Last three months of 2026	$170
For the years:
2027	680
2028	680
2029	680
2030	680
After 2030 (cumulative)	6,470
Total	$9,360

Goodwill

As of September 30, 2026, the Company had goodwill of $4.8 million, which is allocated to the asset management segment of TJIM.  Goodwill recognized in connection with the TJIM Acquisition primarily represents expected synergies, assembled workforce, and future economic benefits that do not qualify for separate recognition under ASC 805. Goodwill is tested for impairment at least annually, or more frequently in the case of a triggering event.

NOTE 8. LONG-TERM DEBT

Long-term debt at September 30, 2026 and December 31, 2025 is summarized as follows:

(in thousands)
	September 30, 2026	December 31, 2025
Junior subordinated debt	$26,804	$26,804
Secured note payable	525	543
Total	$27,329	$27,347

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

As of September 30, 2026 and December 31, 2025, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million. The interest rate for the junior subordinated debt is the CME Term Secured Overnight Financing Rate ("SOFR") on the applicable reset date plus the tenor spread adjustment of 0.26161% plus the coupon spread of 3.50%. As of September 30, 2026 and December 31, 2025, the interest rate was 7.80% and 7.48%, respectively. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions, are redeemable at Bimini Capital's option, in whole or in part and without penalty, and have a final maturity of  December 15, 2035. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment to all present and future senior indebtedness.

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

The table below presents the future scheduled principal payments on the Company’s long-term debt.

(in thousands)
Last three months of 2026	$6
For the years:
2027	25
2028	27
2029	29
2030	31
After 2030 (cumulative)	27,211
Total	$27,329

NOTE 9. COMMON STOCK

There were no issuances of Bimini Capital's Class A Common Stock, Class B Common Stock or Class C Common Stock during the nine months ended September 30, 2026 and 2025.

Stock Repurchase Plans

On March 12, 2026, the Board authorized a share repurchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 (the “2026 Repurchase Plan”). Pursuant to the 2026 Repurchase Plan, the Company can purchase shares of its Class A Common Stock from time to time for an aggregate purchase price not to exceed $2.5 million. Share repurchases can be executed through various means, including, without limitation, open market transactions. The 2026 Repurchase Plan does not obligate the Company to purchase any shares. During the nine months ended September 30, 2026, the Company repurchased 83,401 shares under the 2026 Repurchase Plan at an average price of $ 3.00 per share. Subsequent to  September 30, 2026, the Company repurchased 20,223 shares under the 2026 Repurchase Plan at an average price of $ 2.98 per share.

NOTE 10. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.

As previously disclosed, in April 2020 and November 2021, the Company received demands for payment from Citigroup, Inc. related to the indemnification provisions of various mortgage loan purchase agreements entered into prior to 2007. As of September 30, 2026, no further information has been received related to this matter.  The ultimate resolution of this matter cannot presently be determined. However, in management's opinion, the demands are without merit and the likelihood of a material adverse outcome is remote. Accordingly, no provision or accrual has been recorded.

Management is not aware of any other significant reported or unreported contingencies at September 30, 2026.

NOTE 11. INCOME TAXES

The total income tax provision recorded for the nine months ended September 30, 2026 and 2025 was $1.7 million and $0.6 million, respectively, on consolidated pre-tax book income of $4.1 million and $3.0 million, respectively.  The total income tax provision recorded for the three months ended September 30, 2026 and 2025 was $0.1 million and $0.4 million, respectively, on consolidated pre-tax book income of $1.3 million and $2.2 million, respectively. The Company uses the discrete-period computation method for determining its income tax provision. The Company's income tax provision is affected by numerous factors, including nondeductible expenses, the projected utilization of net operating loss carryovers (“NOLs”) and changes in its deferred tax assets and liabilities and their valuations. The Company’s tax provisions are computed using actual annual tax rates applied to actual income to date and include the expected realization of a portion of the tax benefits of federal and state NOLs. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized in future accounting periods. The ultimate realization of net capital loss carryforwards and NOLs is dependent upon the generation of future capital gains and taxable income in periods prior to their expiration. The Company currently provides a valuation allowance against a portion of the deferred tax assets generated by the NOLs since the Company believes that it is more likely than not that some of the benefits will not be realized in the future.

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

NOTE 12. EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at September 30, 2026 and 2025.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at September 30, 2026 and 2025.

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

The table below reconciles the numerator and denominator of EPS for the nine and three months ended September 30, 2026 and 2025.

(in thousands, except per-share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Basic and diluted EPS per Class A common share:
Income attributable to Class A common shares:
Basic and diluted	$2,189	$2,410	$1,018	$1,817
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	9,922	10,005	9,922	10,005
Effect of weighting	77	-	44	-
Weighted average shares-basic and diluted	9,999	10,005	9,966	10,005
Income per Class A common share:
Basic and diluted	$0.22	$0.24	$0.10	$0.18

(in thousands, except per-share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Basic and diluted EPS per Class B common share:
Income attributable to Class B common shares:
Basic and diluted	$7	$8	$3	$6
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32	32	32
Weighted average shares-basic and diluted	32	32	32	32
Income per Class B common share:
Basic and diluted	$0.22	$0.24	$0.10	$0.18

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

The Company's MBS and Orchid common stock are recorded at fair value on a recurring basis as of  September 30, 2026 and December 31, 2025. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
September 30, 2026
Mortgage-backed securities	$14,484	$-	$14,484	$-
U.S. Treasury securities	1,577	-	1,577	-
Orchid Island Capital, Inc. common stock	3,090	3,090	-	-
December 31, 2025
Mortgage-backed securities	$88,929	$-	$88,929	$-
Orchid Island Capital, Inc. common stock	4,097	4,097	-	-

During the nine months ended September 30, 2026 and 2025, there were no transfers of financial assets or liabilities between Levels 1, 2 or 3.

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

The asset management segment of Bimini Advisors includes the investment advisory services provided to Orchid and Royal Palm. As discussed in Note 2, the revenues of this asset management segment consist of management fees, overhead reimbursements and repurchase, clearing and administrative fees received pursuant to a management agreement with Orchid. Total revenues received under this management agreement for the nine and three months ended September 30, 2026 were approximately $15.2 million and $5.0 million, respectively, accounting for approximately 73% and 70% of consolidated revenues. Total revenues received under this management agreement for the nine and three months ended September 30, 2025 were approximately $11.9 million and $4.5 million, respectively, accounting for approximately 68% and 72% of consolidated revenues.

The asset management segment of TJIM includes discretionary and non-discretionary investment advisory services to institutional investors, high-net-worth individuals, retirement plans, sub advisory platforms, and foundations, in all cases attributable only to the operation of TJIM after April 1, 2026. Total revenues received under this segment for the nine and three months ended September 30, 2026 were approximately $3.4 million and $1.7 million, respectively, accounting for approximately 16% and 24% of consolidated revenues.

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

Segment information for the nine and three months ended  September 30, 2026 and 2025 is as follows:

(in thousands)
	Asset Management
	Bimini		Investment
Nine Months Ended September 30, 2026	Advisors	TJIM(4)	Portfolio	Corporate	Eliminations	Total
Advisory services, external customers	$15,155	$3,421	$-	$-	$-	$18,576
Advisory services, other operating segments(1)	101	-	-	-	(101)	-
Interest and dividend income	-	8	2,200	1	-	2,209
Total revenues	15,256	3,429	2,200	1	(101)	20,785
Interest expense(2)	-	-	(983)	(1,512)	-	(2,495)
Net revenues	15,256	3,429	1,217	(1,511)	(101)	18,290
Other income (expense), net	-	14	(1,700)	-	-	(1,686)
Operating expenses	(160)	(2,186)	(64)	(10,095)	-	(12,505)
Allocated expenses(3)	(7,369)	(668)	(2,057)	10,094	-	-
Intercompany expenses(1)	-	-	(101)	-	101	-
Income (loss) before income taxes	$7,727	$589	$(2,705)	$(1,512)	$-	$4,099

(in thousands)
	Asset Management
	Bimini		Investment
Nine Months Ended September 30, 2025	Advisors	TJIM(4)	Portfolio	Corporate	Eliminations	Total
Advisory services, external customers	$11,851	$-	$-	$-	$-	$11,851
Advisory services, other operating segments(1)	131	-	-	-	(131)	-
Interest and dividend income	-	-	5,473	-	-	5,473
Total revenues	11,982	-	5,473	-	(131)	17,324
Interest expense(2)	-	-	(3,655)	(1,622)	-	(5,277)
Net revenues	11,982	-	1,818	(1,622)	(131)	12,047
Other income (expense), net	-	-	(356)	-	-	(356)
Operating expenses	(117)	-	(111)	(8,487)	-	(8,715)
Allocated expenses(3)	(5,806)	-	(2,681)	8,487	-	-
Intercompany expenses(1)	-	-	(131)	-	131	-
Income (loss) before income taxes	$6,059	$-	$(1,461)	$(1,622)	$-	$2,976

(in thousands)
	Asset Management
	Bimini		Investment
Three Months Ended September 30, 2026	Advisors	TJIM(4)	Portfolio	Corporate	Eliminations	Total
Advisory services, external customers	$4,951	$1,693	$-	$-	$-	$6,644
Advisory services, other operating segments(1)	25	-	-	-	(25)	-
Interest and dividend income	-	(2)	419	1	-	418
Total revenues	4,976	1,691	419	1	(25)	7,062
Interest expense(2)	-	-	(141)	(519)	-	(660)
Net revenues	4,976	1,691	278	(518)	(25)	6,402
Other income (expense), net	-	11	(1,205)	(1)	-	(1,195)
Operating expenses	(59)	(1,066)	(18)	(2,789)	-	(3,932)
Allocated expenses(3)	(1,956)	(668)	(166)	2,790	-	-
Intercompany expenses(1)	-	-	(25)	-	25	-
Income (loss) before income taxes	$2,961	$(32)	$(1,136)	$(518)	$-	$1,275

(in thousands)
	Asset Management
	Bimini		Investment
Three Months Ended September 30, 2025	Advisors	TJIM(4)	Portfolio	Corporate	Eliminations	Total
Advisory services, external customers	$4,458	$-	$-	$-	$-	$4,458
Advisory services, other operating segments(1)	50	-	-	-	(50)	-
Interest and dividend income	-	-	1,739	-	-	1,739
Total revenues	4,508	-	1,739	-	(50)	6,197
Interest expense(2)	-	-	(1,157)	(544)	-	(1,701)
Net revenues	4,508	-	582	(544)	(50)	4,496
Other income, net	-	-	669	-	-	669
Operating expenses	(44)	-	(46)	(2,882)	-	(2,972)
Allocated expenses(3)	(2,073)	-	(809)	2,882	-	-
Intercompany expenses(1)	-	-	(50)	-	50	-
Income (loss) before income taxes	$2,391	$-	$346	$(544)	$-	$2,193

(1)	Includes fees paid by Royal Palm to Bimini Advisors for advisory services at an annualized rate of 1.5% of capital allocated to Royal Palm's MBS portfolio.
(2)	Includes interest on repurchase agreements in the Investment Portfolio column and long-term debt in the Corporate column.
(3)	Operating expenses are allocated based on each segment’s proportional share of total revenues.
(4)	The activity and results of operations of TJIM prior to April 1, 2026, the closing date of the TJIM Acquisition, are not included.

Assets in each reportable segment as of September 30, 2026 and December 31, 2025 were as follows:

(in thousands)
	Asset Management
	Bimini		Investment
	Advisors	TJIM	Portfolio	Corporate	Total
September 30, 2026	$2,486	$18,617	$37,063	6,446	$64,612
December 31, 2025	2,617	-	120,751	6,326	129,694

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

NOTE 15. RELATED PARTY TRANSACTIONS

At both September 30, 2026 and December 31, 2025, the Company owned 569,071 shares of Orchid common stock, representing approximately 0.3% of Orchid’s outstanding common stock on such dates. The Company received dividends on this common stock investment of approximately $0.5 million and $0.6 million during the nine months ended September 30, 2026 and 2025, respectively, and $0.2 million and $0.2 million during the three months ended September 30, 2026 and 2025, respectively.

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

Purchase Consideration

The aggregate purchase consideration was approximately $12.3 million, consisting of the following:

(in thousands)
Cash consideration, including TJIM transaction costs paid by Bimini	$12,000
Fair value of deferred consideration	316
Total consideration	$12,316

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

Acquisition-Related Costs

The Company incurred acquisition-related costs of approximately $1.6 million and $0.1 million during the nine and three months ended September 30, 2026, respectively, which were recorded within audit, legal and other professional fees in the statement of operations.

Pro Forma Financial Information

TJIM contributed $3.4 million and $1.7 million in revenue and $1.3 million and $0.6 million in earnings, respectively, during the nine and three months ended September 30, 2026. All revenue and earnings attributable to TJIM during the nine-month period relate to the six-month period beginning April 1, 2026, as the TJIM acquisition was completed during the second fiscal quarter of 2026. Accordingly, TJIM did not contribute any revenue or earnings during the three months ended March 31, 2026.

The following unaudited pro forma financial information presents the combined results of operations of the Company and TJIM as if the acquisition had occurred on January 1, 2025:

(in thousands, except per share data)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Revenue	$22,367	$21,897	$7,062	$7,753
Net income	$2,833	$3,854	$1,135	$2,159
Net income attributable to Bimini Capital Management, Inc. stockholders	$2,753	$3,567	$1,135	$2,092
Basic and diluted net income per share of:	$0.28	$0.36	$0.11	$0.21

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

Recent Significant Events

On April 1, 2026, the Company completed the acquisition of an 80% ownership stake in TJIM. As a result of the acquisition, the Company expanded beyond investing in MBS securities solely and into investment management across equity, other areas of the fixed income markets, and balanced strategies for individuals, high-net-worth families, retirement plans, foundations, and institutions. Unless stated otherwise, the financial information contained in this Item 2 regarding the results of operations and financial condition of TJIM take into account only the results of operations, financial condition, and performance of TJIM after April 1, 2026.

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

Results of Operations

Described below are the Company’s results of operations for the nine and three months ended September 30, 2026, as compared to the nine and three months ended September 30, 2025.

Net Income Summary

Consolidated net income attributable to Bimini stockholders for the nine months ended September 30, 2026 was $2.2 million, or $0.22 basic and diluted income per share of Class A Common Stock, as compared to consolidated net income of $2.4 million, or $0.24 basic and diluted income per share of Class A Common Stock, for the nine months ended September 30, 2025. Consolidated net income attributable to Bimini stockholders for the three months ended September 30, 2026 was $1.0 million, or $0.10 basic and diluted income per share of Class A Common Stock, as compared to consolidated net income of $1.8 million, or $0.18 basic and diluted income per share of Class A Common Stock, for the three months ended September 30, 2025. The components of net income for the nine and three months ended September 30, 2026 and 2025, along with the changes in those components are presented in the table below.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Advisory services revenues	$18,576	$11,851	$6,725	$6,644	$4,458	$2,186
Interest and dividend income	2,209	5,473	(3,264)	418	1,739	(1,321)
Interest expense	(2,495)	(5,277)	2,782	(660)	(1,701)	1,041
Net revenues	18,290	12,047	6,243	6,402	4,496	1,906
Other (expense) revenue	(1,686)	(356)	(1,330)	(1,195)	669	(1,864)
Expenses	(12,505)	(8,715)	(3,790)	(3,932)	(2,972)	(960)
Net income before income tax provision	4,099	2,976	1,123	1,275	2,193	(918)
Income tax provision	1,665	558	1,107	140	370	(230)
Net income	2,434	2,418	16	1,135	1,823	(688)
Less: income (loss) attributable to noncontrolling interests	238	-	238	114	-	114
Net income attributable to Bimini Capital Management, Inc. stockholders	$2,196	$2,418	(222)	$1,021	$1,823	(802)

Segment Information

Segment information for the nine and three months ended September 30, 2026 and 2025 is as follows:

(in thousands)
	Asset Management
	Bimini		Investment
Nine Months Ended September 30, 2026	Advisors	TJIM(4)	Portfolio	Corporate	Eliminations	Total
Advisory services, external customers	$15,155	$3,421	$-	$-	$-	$18,576
Advisory services, other operating segments(1)	101	-	-	-	(101)	-
Interest and dividend income	-	8	2,200	1	-	2,209
Total revenues	15,256	3,429	2,200	1	(101)	20,785
Interest expense(2)	-	-	(983)	(1,512)	-	(2,495)
Net revenues	15,256	3,429	1,217	(1,511)	(101)	18,290
Other income (expense), net	-	14	(1,700)	-	-	(1,686)
Operating expenses	(160)	(2,186)	(64)	(10,095)	-	(12,505)
Allocated expenses(3)	(7,369)	(668)	(2,057)	10,094	-	-
Intercompany expenses(1)	-	-	(101)	-	101	-
Income (loss) before income taxes	$7,727	$589	$(2,705)	$(1,512)	$-	$4,099

(in thousands)
	Asset Management
	Bimini		Investment
Nine Months Ended September 30, 2025	Advisors	TJIM(4)	Portfolio	Corporate	Eliminations	Total
Advisory services, external customers	$11,851	$-	$-	$-	$-	$11,851
Advisory services, other operating segments(1)	131	-	-	-	(131)	-
Interest and dividend income	-	-	5,473	-	-	5,473
Total revenues	11,982	-	5,473	-	(131)	17,324
Interest expense(2)	-	-	(3,655)	(1,622)	-	(5,277)
Net revenues	11,982	-	1,818	(1,622)	(131)	12,047
Other income (expense), net	-	-	(356)	-	-	(356)
Operating expenses	(117)	-	(111)	(8,487)	-	(8,715)
Allocated expenses(3)	(5,806)	-	(2,681)	8,487	-	-
Intercompany expenses(1)	-	-	(131)	-	131	-
Income (loss) before income taxes	$6,059	$-	$(1,461)	$(1,622)	$-	$2,976

(in thousands)
	Asset Management
	Bimini		Investment
Three Months Ended September 30, 2026	Advisors	TJIM(4)	Portfolio	Corporate	Eliminations	Total
Advisory services, external customers	$4,951	$1,693	$-	$-	$-	$6,644
Advisory services, other operating segments(1)	25	-	-	-	(25)	-
Interest and dividend income	-	(2)	419	1	-	418
Total revenues	4,976	1,691	419	1	(25)	7,062
Interest expense(2)	-	-	(141)	(519)	-	(660)
Net revenues	4,976	1,691	278	(518)	(25)	6,402
Other income (expense), net	-	11	(1,205)	(1)	-	(1,195)
Operating expenses	(59)	(1,066)	(18)	(2,789)	-	(3,932)
Allocated expenses(3)	(1,956)	(668)	(166)	2,790	-	-
Intercompany expenses(1)	-	-	(25)	-	25	-
Income (loss) before income taxes	$2,961	$(32)	$(1,136)	$(518)	$-	$1,275

(in thousands)
	Asset Management
	Bimini		Investment
Three Months Ended September 30, 2025	Advisors	TJIM(4)	Portfolio	Corporate	Eliminations	Total
Advisory services, external customers	$4,458	$-	$-	$-	$-	$4,458
Advisory services, other operating segments(1)	50	-	-	-	(50)	-
Interest and dividend income	-	-	1,739	-	-	1,739
Total revenues	4,508	-	1,739	-	(50)	6,197
Interest expense(2)	-	-	(1,157)	(544)	-	(1,701)
Net revenues	4,508	-	582	(544)	(50)	4,496
Other income, net	-	-	669	-	-	669
Operating expenses	(44)	-	(46)	(2,882)	-	(2,972)
Allocated expenses(3)	(2,073)	-	(809)	2,882	-	-
Intercompany expenses(1)	-	-	(50)	-	50	-
Income (loss) before income taxes	$2,391	$-	$346	$(544)	$-	$2,193

(1)	Includes fees paid by Royal Palm to Bimini Advisors for advisory services at an annualized rate of 1.5% of capital allocated to Royal Palm's MBS portfolio.
(2)	Includes interest expense on repurchase agreements in the Investment Portfolio column and long-term debt in the Corporate column.
(3)	Operating expenses are allocated based on each segment’s proportional share of total revenues.
(4)	The activity and results of operations of TJIM prior to April 1, 2026, the closing date of the TJIM Acquisition, are not included.

Assets in each reportable segment were as follows:

(in thousands)
	Asset Management
	Bimini		Investment
	Advisors	TJIM	Portfolio	Corporate	Total
September 30, 2026	$2,486	$18,617	$37,063	6,446	$64,612
December 31, 2025	2,617	-	120,751	6,326	129,694

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

The following table summarizes the advisory services revenue received from Orchid in each quarter and during 2026 and 2025.

(in thousands)
				Advisory Services
			Average			Repurchase,
	Average	Average	Orchid			Clearing and
	Orchid	Orchid	Repurchase	Management	Overhead	Administrative
Three Months Ended	MBS	Equity	Agreements	Fee	Allocation	Fees	Total
September 30, 2026	$11,103,616	$1,443,023	$10,724,316	$4,071	$510	$370	$4,951
June 30, 2026	11,439,353	1,442,960	10,975,819	4,124	585	369	5,078
March 31, 2026	10,983,600	1,365,471	10,490,095	3,988	786	353	5,127
December 31, 2025	9,492,369	1,233,957	9,061,222	3,700	705	319	4,724
September 30, 2025	7,674,720	1,108,307	7,331,428	3,294	887	277	4,458
June 30, 2025	6,865,727	1,012,986	6,537,260	2,982	582	247	3,811
March 31, 2025	5,995,702	902,590	5,722,092	2,747	608	227	3,582
Nine Months Ended
September 30, 2026	$11,175,523	$1,417,151	$10,730,077	$12,183	$1,881	$1,092	$15,156
September 30, 2025	6,845,383	1,007,961	6,530,260	9,023	2,077	751	11,851

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

(in thousands)
	Ending Assets Under Management				Fee Revenue
	Advisory	Sub-advisor	Model		Advisory	Sub-advisor	Model
Three Months Ended	Programs	Programs	Programs	Total	Programs	Programs	Programs	Total
September 30, 2026	$665,180	$197,063	$840,684	$1,702,927	$861	$171	$661	$1,693
June 30, 2026	665,996	193,836	870,965	1,730,797	905	152	671	1,728
March 31, 2026	578,611	178,367	876,008	1,632,986	751	156	675	1,582
December 31, 2025	564,931	191,473	893,286	1,649,690	744	161	681	1,586
September 30, 2025	552,213	189,464	914,322	1,655,999	723	152	681	1,556
June 30, 2025	517,635	181,779	902,819	1,602,233	677	151	697	1,525
March 31, 2025	535,911	184,703	911,464	1,632,078	644	158	688	1,490
Nine Months Ended
September 30, 2026	$665,180	$197,063	$840,684	$1,702,927	$2,517	$479	$2,007	$5,003
September 30, 2025	552,213	189,464	914,322	1,655,999	2,044	461	2,066	4,571

Investment Portfolio Segment

GAAP and Non-GAAP Reconciliation - Economic Interest Expense and Economic Net Interest Income

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

Gains (Losses) on Derivative Instruments

(in thousands)
			Funding Hedges
	Consolidated		Attributed to	Attributed to
	Statement of		Current	Future
	Operations	TBA	Period	Periods
Three Months Ended	(GAAP)	Securities	(Non-GAAP)	(Non-GAAP)
September 30, 2026	$453	$-	82	370
June 30, 2026	95	-	81	14
March 31, 2026	178	(55)	76	157
December 31, 2025	36	-	109	(73)
September 30, 2025	(170)	-	108	(278)
June 30, 2025	(431)	-	112	(543)
March 31, 2025	(1,369)	-	106	(1,475)
Nine Months Ended
September 30, 2026	$726	$(55)	$239	$541
September 30, 2025	(1,970)	-	326	(2,296)

Economic Net Portfolio Interest Income

(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
	GAAP		Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
September 30, 2026	$247	$141	$(82)	$59	$106	$188
June 30, 2026	251	145	(81)	64	106	187
March 31, 2026	1,164	697	(76)	621	467	543
December 31, 2025	1,451	1,022	(109)	913	429	538
September 30, 2025	1,534	1,157	(108)	1,049	377	485
June 30, 2025	1,582	1,191	(112)	1,079	391	503
March 31, 2025	1,742	1,307	(106)	1,201	435	541
Nine Months Ended
September 30, 2026	$1,662	$983	$(239)	$744	$679	$918
September 30, 2025	4,858	3,655	(326)	3,329	1,203	1,529

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

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

During the nine months ended September 30, 2026, we generated $0.7 million of net portfolio interest income, consisting of $1.7 million of interest income from MBS assets offset by $1.0 million of interest expense on repurchase liabilities. For the comparable period ended September 30, 2025, we generated $1.2 million of net portfolio interest income, consisting of $4.9 million of interest income from MBS assets offset by $3.7 million of interest expense on repurchase liabilities. The $3.2 million decrease in interest income was due to an $86.1 million decrease in average MBS holdings, partially offset by a 226 basis point ("bp") increase in yields. There was a $2.7 million decrease in interest expense for the nine months ended September 30, 2026 that was due to an $82.0 million decrease in average repurchase liabilities, partially offset by a 43 bp increase in cost of funds.

During the three months ended September 30, 2026, we generated $0.1 million of net portfolio interest income, consisting of $0.2 million of interest income from MBS assets offset by $0.1 million of interest expense on repurchase liabilities. For the comparable period ended September 30, 2025, we generated $0.4 million of net portfolio interest income, consisting of $1.5 million of interest income from MBS assets offset by $1.2 million of interest expense on repurchase liabilities. The $1.3 million decrease in interest income was due to a $90.8 million decrease in average MBS holdings, partially offset by a 70 bp increase in yields. There was a $1.0 million decrease in interest expense for the three months ended September 30, 2026 that was due to an $86.3 million decrease in average repurchase liabilities, combined with a 70 bp decrease in cost of funds.

Our economic interest expense on repurchase liabilities for the nine months ended September 30, 2026 and 2025 was $0.7 million and $3.3 million, respectively, resulting in $0.9 million and $1.5 million of economic net portfolio interest income, respectively. Our economic interest expense on repurchase liabilities for the three months ended September 30, 2026 and 2025 was $0.1 million and $1.0 million, respectively, resulting in $0.2 million and $0.5 million of economic net portfolio interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for the nine months ended September 30, 2026 and 2025 and each quarter in 2026 and 2025 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Held(1)	Income	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
September 30, 2026	$15,234	$247	6.49%	$14,503	$141	$59	3.89%	1.63%
June 30, 2026	16,025	251	6.27%	15,109	145	64	3.83%	1.68%
March 31, 2026	52,497	1,164	8.87%	50,255	697	621	5.55%	4.94%
December 31, 2025	96,668	1,451	6.00%	92,640	1,022	913	4.41%	3.94%
September 30, 2025	106,016	1,534	5.79%	100,848	1,157	1,049	4.59%	4.16%
June 30, 2025	114,294	1,582	5.54%	108,626	1,191	1,079	4.39%	3.97%
March 31, 2025	121,657	1,742	5.73%	116,346	1,307	1,201	4.49%	4.13%
Nine Months Ended
September 30, 2026	$27,919	$1,662	7.94%	$26,622	$983	$744	4.92%	3.72%
September 30, 2025	113,989	4,858	5.68%	108,607	3,655	3,329	4.49%	4.09%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(2)	Basis	Basis(4)
September 30, 2026	$106	$188	2.60%	4.86%
June 30, 2026	106	187	2.44%	4.59%
March 31, 2026	467	543	3.32%	3.93%
December 31, 2025	429	538	1.59%	2.06%
September 30, 2025	377	485	1.20%	1.63%
June 30, 2025	391	503	1.15%	1.57%
March 31, 2025	435	541	1.24%	1.60%
Nine Months Ended
September 30, 2026	$679	$918	3.02%	4.22%
September 30, 2025	1,203	1,529	1.19%	1.59%

(1)

Portfolio yields and costs of borrowings presented in the tables above are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)	Economic interest expense and economic net interest income presented in the tables above include the effect of derivative instrument hedges for only the period presented.
(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period related to hedging activities divided by average repurchase agreements.
(4)	Economic net interest spread is calculated by subtracting average economic cost of funds from yield on average MBS.

Cost of Funds

Since all of our repurchase agreements are short-term, changes in market rates have a more immediate impact on our interest expense. Our average cost of funds calculated on a GAAP basis was 14 bps above the average one-month SOFR and 21 bps above the average six-month SOFR for the quarter ended September 30, 2026. Our average economic cost of funds was 212 bps below the average one-month SOFR and 205 bps below the average six-month SOFR for the quarter ended September 30, 2026. The average term to maturity of the outstanding repurchase agreements was 18 days at September 30, 2026, compared to 31 days at December 31, 2025. The tables below present the average outstanding balances under our repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month SOFR rates for each quarter in 2026 and 2025, on both a GAAP and economic basis.

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average SOFR		One-Month	Six-Month	One-Month	Six-Month
Three Months Ended	One-Month	Six-Month	SOFR	SOFR	SOFR	SOFR
September 30, 2026	3.75%	3.68%	0.14%	0.21%	(2.12)%	(2.05)%
June 30, 2026	3.63%	3.67%	0.20%	0.16%	(1.95)%	(1.99)%
March 31, 2026	3.65%	3.86%	1.90%	1.69%	1.29%	1.08%
December 31, 2025	3.79%	4.20%	0.62%	0.21%	0.15%	(0.26)%
September 30, 2025	4.31%	4.37%	0.28%	0.22%	(0.15)%	(0.21)%
June 30, 2025	4.32%	4.37%	0.07%	0.02%	(0.35)%	(0.40)%
March 31, 2025	4.33%	4.55%	0.16%	(0.06)%	(0.20)%	(0.42)%
Nine Months Ended
September 30, 2026	3.68%	3.74%	1.24%	1.18%	0.04%	(0.02)%
September 30, 2025	4.32%	4.43%	0.17%	0.06%	(0.23)%	(0.34)%

Dividend Income from Orchid

We owned 569,071 shares of Orchid common stock throughout each of the nine months ended September 30, 2026 and 2025. Orchid paid total dividends of $0.96 per share and $1.08 per share during the nine months ended September 30, 2026 and 2025, respectively, resulting in dividend income of approximately $0.5 million and $0.6 million, respectively. We owned 569,071 shares of Orchid common stock throughout each of the three months ended September 30, 2026 and 2025. Orchid paid total dividends of $0.30 per share and $0.36 per share during the three months ended September 30, 2026 and 2025, respectively, resulting in dividend income of approximately $0.2 million in each period.

Long-Term Debt

Junior Subordinated Debt

The junior subordinated debt securities paid interest at a floating rate. The interest rate is the CME Term SOFR on the applicable reset date plus the tenor spread adjustment of 0.26161% plus the coupon spread of 3.50%. Interest expense on our junior subordinated debt securities was $1.5 million and $1.6 million for the nine months ended September 30, 2026 and 2025, respectively. The average rate of interest paid for the nine months ended September 30, 2026 was 7.52% compared to 8.07% for the comparable period in 2025. Interest expense on our junior subordinated debt securities was $0.5 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively. The average rate of interest paid for the three months ended September 30, 2026 was 7.65% compared to 8.03% for the comparable period in 2025.

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

Gains or Losses and Other Income - Investment Portfolio Segment

The table below presents our gains or losses and other income for the nine and three months ended September 30, 2026 and 2025.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Realized losses on sales of MBS	$(372)	$(178)	$(194)	$-	$-	$-
Unrealized (losses) gains on MBS	(1,034)	2,230	(3,264)	(772)	839	(1,611)
Total (losses) gains on MBS	(1,406)	2,052	(3,458)	(772)	839	(1,611)
Gains (losses) on derivative instruments	726	(1,970)	2,696	452	(170)	622
Unrealized losses on Orchid Island Capital, Inc. common stock	(1,007)	(438)	(569)	(876)	-	(876)
Totals	$(1,687)	(356)	(1,331)	(1,196)	669	(1,865)

We invest in MBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from trading in these securities. However, we have sold, and may sell in the future, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the nine months ended September 30, 2026 and 2025, we received proceeds totaling $68.6 million and $9.8 million, respectively, from the sales of MBS.

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

	5 Year	10 Year	15 Year	30 Year	Three
	U.S. Treasury	U.S. Treasury	Fixed-Rate	Fixed-Rate	Month
	Rate(1)	Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	SOFR(3)
September 30, 2026	5.09%	5.29%	6.60%	7.28%	3.68%
June 30, 2026	4.19%	4.42%	5.84%	6.49%	3.63%
March 31, 2026	3.95%	4.31%	5.75%	6.38%	3.68%
December 31, 2025	3.72%	4.16%	5.44%	6.15%	4.01%
September 30, 2025	3.73%	4.15%	5.49%	6.30%	4.35%
June 30, 2025	3.80%	4.23%	5.89%	6.77%	4.34%
March 31, 2025	3.98%	4.25%	5.89%	6.65%	4.35%

(1)	Historical 5 Year and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 15 Year and 30 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical SOFR is obtained from the Federal Reserve Bank of New York. The SOFR averages are compounded averages of the SOFR over rolling 30- and 180-day periods.

Operating Expenses

For the nine and three months ended September 30, 2026, our total operating expenses were approximately $12.5 million and $3.9 million, respectively, compared to $8.7 million and $3.0 million for the nine and three months ended September 30, 2025, respectively, as detailed in the table below.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Compensation and related benefits	$7,234	$5,567	$1,667	$2,568	$1,795	$773
Direct advisory services costs	1,184	1,272	(88)	321	485	(164)
Audit, legal and other professional fees	752	677	75	260	186	74
Acquisition related expenses	1,627	175	1,452	111	175	(64)
Directors’ fees and liability insurance	664	579	85	258	189	69
Amortization of intangible assets	340	-	340	170	-	170
Administrative and other expenses	704	444	260	245	140	105
	$12,505	$8,714	$3,791	$3,933	$2,970	$963

Approximately $1.3 million and $0.7 million of the increase in compensation and related benefits for the nine- and three-month periods ended September 30, 2026, respectively, was attributable to additional personnel associated with TJIM. Amortization expense for the nine- and three-month periods ended September 30, 2026, primarily reflects the amortization of identifiable intangible assets recognized in connection with the TJIM Acquisition.

Income Tax Provision

We recorded income tax provisions for the nine months ended September 30, 2026 and 2025 of approximately $1.7 million and $0.6 million, respectively, on consolidated pre-tax book income of $4.1 million and $3.0 million, respectively. We recorded income tax provisions for the three months ended September 30, 2026 and 2025 of approximately $0.1 million and $0.4 million, respectively, on consolidated pre-tax book income of $1.3 million and $2.2 million, respectively. The Company uses the discrete-period computation method for determining its income tax provision. Our income tax provision is affected by numerous factors, including non-deductible expenses, the projected utilization of net operating loss carryovers and changes in our deferred tax assets and liabilities and their valuations, and can result in significant variations in the customary relationship between pretax income and income tax expense. During the three months ended June 30, 2026, the Company reassessed the realizability of its deferred tax assets in connection with the acquisition of TJIM. As a result of this reassessment, the Company recorded an increase in its valuation allowance and a corresponding increase in income tax expense of approximately $1.1 million.

Financial Condition:

Mortgage-Backed Securities - Investment Portfolio Segment

As of September 30, 2026, our MBS portfolio consisted of $14.5 million of agency or government MBS at fair value and had a weighted average coupon of 5.34%. During the nine months ended September 30, 2026, we received principal repayments of $4.4 million compared to $10.2 million for the comparable period ended September 30, 2025. The average prepayment speeds for the quarters ended September 30, 2026 and 2025 were 10.2% and 16.8%, respectively.

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

Total
Three Months Ended	Portfolio (%)
September 30, 2026	10.2
June 30, 2026	8.1
March 31, 2026	2.9
December 31, 2025	16.6
September 30, 2025	16.8
June 30, 2025	9.9
March 31, 2025	7.3

The following tables summarize certain characteristics of our MBS portfolio as of September 30, 2026 and December 31, 2025:

($ in thousands)
			Weighted
			Average
		Weighted	Maturity
	Fair	Average	in	Longest
	Value	Coupon	Months	Maturity
September 30, 2026	$14,484	5.34%	316	5/1/2053
December 31, 2025	$88,929	5.73%	331	8/1/2054

($ in thousands)
	September 30, 2026		December 31, 2025
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$2,137	14.8%	$21,924	24.7%
Freddie Mac	12,347	85.2%	67,005	75.3%
Total Portfolio	$14,484	100.0%	$88,929	100.0%

As of September 30, 2026, the Company's portfolio had an effective duration of 4.431, indicating that an interest rate increase of 1.0% would be expected to cause a 4.431% decrease in the value of the MBS in our investment portfolio. As of December 31, 2025, the Company's portfolio had an effective duration of 2.229, indicating that an interest rate increase of 1.0% would be expected to cause a 2.229% decrease in the value of the MBS in our investment portfolio. These figures do not include the effect of our funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of September 30, 2026, assuming rates instantaneously fall 200 bps, fall 100 bps and rise 100 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS’ effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-200BPS	-100BPS	+100BPS	-200BPS	-100BPS	+100BPS
MBS Portfolio	$14,484	$1,050	$586	$(686)	7.25%	4.05%	(4.74)%
	Notional	$ Change in Fair Value			% Change in Fair Value
Repurchase Agreement Hedges	Amount	-200BPS	-100BPS	+100BPS	-200BPS	-100BPS	+100BPS
Interest Rate Futures Contracts	10,000	(1,048)	(507)	485	(10.48)%	(5.07)%	4.85%
Gross Totals		$2	$79	$(201)

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

Repurchase Agreements

As of September 30, 2026, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with four of these counterparties. We believe these facilities provide borrowing capacity in excess of our needs. None of these lenders are affiliated with us. These borrowings are secured by our MBS.

As of September 30, 2026, we had obligations outstanding under the repurchase agreements of approximately $14.0 million with a net weighted average borrowing cost of 3.98%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 14 to 19 days, with a weighted average maturity of 18 days. Securing the repurchase agreement obligation as of September 30, 2026 are MBS with an estimated fair value, including accrued interest, of $14.4 million. Through November 5, 2026, we have been able to maintain our repurchase facilities with comparable terms to those that existed at September 30, 2026 with maturities through November 19, 2026.

The table below presents information about our period-end, maximum and average repurchase agreement obligations for each quarter in 2026 and 2025.

	Ending	Maximum	Average	Difference Between Ending
	Balance	Balance	Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Agreements	Amount	Percent
September 30, 2026	$13,972	$15,033	$14,503	$(531)	(3.66)%
June 30, 2026	15,033	15,203	15,109	(76)	(0.50)%
March 31, 2026	15,184	85,332	50,255	(35,071)	(69.79)%
December 31, 2025	85,326	99,953	92,640	(7,314)	(7.90)%
September 30, 2025	99,953	101,788	100,848	(895)	(0.89)%
June 30, 2025	101,742	115,096	108,626	(6,884)	(6.34)%
March 31, 2025	115,511	117,603	116,346	(835)	(0.72)%

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

Internal Sources of Liquidity

Our internal sources of liquidity include our cash balances, the collection of management fees and other fees related to our advisory services segments, payments of principal and interest we receive on our MBS portfolio, and dividends we receive on our investment in Orchid common stock. We also possess unencumbered RMBS assets and the ability to liquidate our encumbered security holdings.

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

In future periods, we expect to continue to finance our activities through repurchase agreements and through revenues from our advisory services business. As of September 30, 2026, we had cash and cash equivalents of $8.4 million. We generated cash flows of $6.3 million from principal and interest payments on our MBS portfolio and had average repurchase agreements outstanding of $26.6 million during the nine months ended September 30, 2026. In addition, during the nine months ended September 30, 2026, we received approximately $15.2 million in management fees and expense reimbursements as manager of Orchid and approximately $0.5 million in dividends from our investment in Orchid common stock.

Capital Expenditures

At September 30, 2026, we had no material commitments for capital expenditures.

Outlook

Orchid Island Capital Inc.

Orchid reported a net loss for the third quarter of 2026 of $179.2 million, or $0.90 per share, and its shareholders equity decreased from $1.441 billion to $1.172 billion. Orchid reported gains on hedge instruments of $335.4 million and realized and unrealized losses on its MBS portfolio of $567.1 million, which together resulted in net losses of $231.7 million. Orchid is obligated to reimburse Bimini for direct expenses paid on its behalf as well as Orchid’s pro rata share of overhead expenses as defined in the management agreement. As a stockholder of Orchid, we will also continue to share in distributions, if any, paid by Orchid to its stockholders. Our operating results are also impacted by changes in the market value of our holdings of Orchid common shares, although these market value changes do not impact our cash flow from Orchid.

Tom Johnson Investment Management, LLC

The asset management segment of TJIM reported a net loss for the third quarter of $0.03 million, net of allocated overhead expenses of $0.7 million, on management fee revenues of $1.7 million.  Total assets under management have were $1.65 billion at December 31, 2025, $1.63 billion at March 31, 2026, $1.73 billion at June 30, 2026 and $1.70 billion at September 30, 2026.  Advisory fee revenues for the third quarter were $1.69 million versus $1.73 million for the second quarter of 2026. Advisory fee revenue for the first nine months of 2026 was $5.0 million, versus $4.6 million for the first nine months of 2025. Note that, due to the closing date of the TJIM Acquisition of April 1, 2026, all figures relating to the results of operations of TJIM for periods prior to the second quarter of 2026 are unaudited and are not included in the consolidated results of the Company. Such information is discussed solely to provide investors with additional context regarding the historical operations of TJIM. The information is not intended to represent, and should not be considered indicative of, the results of operations or financial position that would have been achieved had the TJIM Acquisition occurred on an earlier date, nor is it necessarily indicative of the future results of the combined company.

Economic Summary

During the third quarter and early fourth quarter of 2026, interest rates increased to levels not observed since the early 2000s. The move occurred in most western markets, including Japan and most of Europe, and there was a confluence of factors impacting interest rates across these markets. In the U.S., the drivers have been the following:

●	Iran war-induced supply shocks, as the war continues with no end in sight and frequent escalations.
●	Persistently high inflation fueled by:
	o	war-related high energy prices, especially diesel fuel which has pervasive supply-chain impacts, and
	o	the AI buildout and associated unprecedented capital expenditures,
	o	tariffs.
●	Resilient economic growth and expectations for more central bank rate increases.
●	Fiscal sustainability concerns associated with ongoing fiscal budget deficits.
●	Surging AI-related debt issuance and increased competition for capital.
●	Bank of Japan (“BOJ”) policy normalization and reduced U.S. Treasury purchases as yields in Japan are no longer so far below U.S. Treasury rates and/or Yen support activities on the part of the Bank of Japan.

With the recent dramatic increases in interest rates there has been widespread deleveraging and forced selling on the part of the various levered investors across fixed income markets. This in turn has put additional downward pressure on various fixed income assets – particularly Agency RMBS like the Company invests in – and interest rates themselves as additional hedging needs lead to shorting of various forms of interest rate products. Interest rates across the yield curve reached levels during the third quarter of 2026, last seen in the early 2000s. Implied interest rate volatility in the swaptions market has spiked higher during the third quarter of 2026 as well. One frequently referenced measure of implied interest rate volatility in the swaptions market – the ICE BofA MOVE index (the “MOVE index”), reached 115.02 just after the Iran war broke out in late February 2026.

Interest Rates

The most significant development during the third quarter of 2026 was the significant increase in global interest rates, particularly in the U.S. The U.S. Treasury curve steepened as rates increased.  The yield on the 2-year U.S. Treasury note increased from 4.18% at June 30, 2026, to 4.89% at September 30, 2026. The yield on the 10-year U.S. Treasury note increased from 4.47% at June 30, 2026, to 5.29% at September 30, 2026.  As a result, the spread between the 2 and 10-year U.S. Treasury notes increased from 29 bps to 40 bps. Implied interest rate volatility in the swaptions market increased in tandem, reaching levels close to those observed just after the war in Iran started.  The MOVE index increased from 71.96 at June 30, 2026, to 110.45 at September 30, 2026.

As interest rates in the U.S. Treasury market increased, mortgage rates available to residential home buyers also increased.  The Mortgage Bankers Association U.S. fixed-rate 30-year contract rate weekly index increased from 6.57% on June 26, 2026, to 7.49% on October 2, 2026. With such an increase, housing affordability, already at multi-decade low levels, is even lower.  Housing turnover and refinancing activity is likewise further subdued, and prepayments on the Company’s portfolio have diminished as well.

With inflation persistently high and economic activity resilient, even in the face of higher interest rates, the Fed raised the overnight Fed Funds rate range in September by 25 bps to 3.75% to 4.00%.  Current market pricing, as reflected in the Fed Funds futures market, among others, was for approximately 3.8 additional 25 bps hikes over the next year as of September 30, 2026.  Inflation has been above the Fed’s 2% inflation target for over five years and the labor market, the second of the Fed’s dual mandate focus, remains stable. Fed Chairman Warsh’s public comments have repeatedly stressed his desire to get inflation back to the Fed’s target level, so these conditions are likely to keep additional rate hike pricing in the market over the near term at least.

While interest rates have increased markedly since the end of the second quarter and the Fed raised the Fed Funds target range 25 bps at its September meeting, the overnight funding markets have been otherwise stable. The Company’s funding of the levered RMBS portfolio is accomplished exclusively in the repurchase agreement – or “repo” – market.  Repo funding is done at a spread to SOFR.  Such spreads have been stable for the past several quarters.  In December 2025, the Fed introduced its reserve management purchase program (“RMP”), whereby it buys U.S. Treasury bills in the open market to support the funding markets.  The levels of RMP purchases vary as the Fed perceives stability in the funding markets.  Also, money market assets are at very high levels by historical standards, with close to $8 trillion at the end of the third quarter of 2026.  The allocation of money market assets to the repo market varies over time, but was approximately 30% at the end of the third quarter, thus providing a substantial source of liquidity to the market.  As government deficits in the U.S. remain at historically high levels – approximately $2 trillion for the fiscal year ended September 30, 2026 – the government continues to issue increasing levels of U.S. Treasury bills into the market, absorbing funding that might otherwise be available for the repo market.  To date this has not materially impacted funding levels, but may do so in the future.

The Agency MBS Market

Interest rates rose substantially during the third quarter of 2026 to multi-decade high levels.  As is typically the case, implied interest rate volatility in the swaptions market also rose precipitously during the quarter. Interest rates and implied volatility are the primary variables that impact the Agency RMBS market. The cash flows associated with Agency RMBS are driven in part by the extent of prepayment activity, which is inversely correlated with mortgage rates and the underlying U.S. Treasury rates. Implied volatility is a key variable in the pricing of the borrower’s prepayment option embedded in a residential mortgage loan. As interest rates rise, prepayment levels are anticipated to slow – materially in the case of this quarter – and the cash flows associated with Agency RMBS extend. At the end of the third quarter of 2026 nearly all Agency RMBS are trading at a discount to par. The price declines on these securities that occurred during the quarter triggered pervasive forced selling on the part of levered RMBS investors, exacerbating the downward price pressure. This resulted in poor absolute and relative returns for most Agency RMBS. For the third quarter of 2026, the Agency RMBS sector generated a total return of -4.1% and -0.8% versus comparable duration swaps. By comparison, the high-yield and investment-grade corporate bond sectors produced returns of -1.8% and -3.8%, respectively, and excess returns of -0.4% and 0.3%, respectively, versus comparable duration swaps over the same period.

Within Agency RMBS for the third quarter of 2026, conventional 30-year mortgages generated a total return of -4.4%, 15-year mortgages generated a total return of -2.2% and Ginnie Mae 30-year mortgages generated a total return of -4.1%.  Versus comparable duration swaps, the returns were -0.8%, 0.4% and -1.0% for 30-year conventional, 15-year conventional and Ginnie Mae 30-year mortgages, respectively.  The Company invests predominantly in 30-year conventional mortgages.  Absolute returns within the 30-year stack were lowest for lower coupons and increased for progressively higher coupons, with returns for coupons 5% and lower between -4.3% and -5.3%, and for coupons of 5.5% through 7.0% progressively improving from -3.5% to –1.7%. This is consistent with higher interest rates, lower prepayment expectations and the durations of the various coupons inversely related to coupon – the lower the coupon the higher the duration, and vice-versa. Conversely, excess returns were worst for middle coupons – between the 4.0% and 6.0% coupons, with lower and higher coupons slightly better. Excess returns for middle coupons were between -1.1% and -1.3%, while the lower coupons ranged between -0.2% and -0.6%. The poor performance of coupons in the middle of the stack resulted from their more extreme extension as they moved from at or just below par to discount prices – implying the underlying cash flows had the most extreme movement. Previously existing discount securities had already extended, and higher coupons were still slight premiums that had yet to fully extend.

Recent Legislative and Regulatory Developments

In response to the deterioration in the markets for U.S. Treasuries, Agency RMBS and other mortgage and fixed income markets resulting from the impacts of the COVID-19 pandemic, the Fed implemented a program of quantitative easing. Through November of 2021, the Fed was committed to purchasing $80 billion of U.S. Treasuries and $40 billion of Agency RMBS each month. In November of 2021, it began tapering its net asset purchases each month, ended net asset purchases by early March of 2022, and ended asset purchases entirely in September of 2022. On May 4, 2022, the FOMC announced a plan for reducing the Fed’s balance sheet. In June of 2022, in accordance with this plan, the Fed began reducing its balance sheet by a maximum of $30 billion of U.S. Treasuries and $17.5 billion of Agency RMBS each month. On September 21, 2022, the FOMC announced the Fed’s decision to continue reducing its balance sheet by a maximum of $60 billion of U.S. Treasuries and $35 billion of Agency RMBS per month. On May 1, 2024, the FOMC announced the Fed’s decision to reduce its balance sheet by a maximum of $25 billion of U.S. Treasury securities and remove the cap on Agency RMBS reduction, with any amounts in excess of $35 billion per month being reinvested in U.S. Treasury securities.  On March 19, 2025, the FOMC announced the Fed’s decision to reduce its balance sheet by a maximum of $5 billion of U.S. Treasury securities beginning April 1, 2025. Relatively high interest rates and slow prepayment speeds kept the balance sheet reduction for Agency RMBS below $20 billion per month throughout 2024 and 2025. On December 1, 2025, the Fed ended quantitative tightening and began reinvesting all proceeds from maturing Agency RMBS up to a $35 billion per month cap in U.S. Treasuries and announced that it would begin buying an additional $40 billion per month of U.S. Treasuries via RMPs in order to maintain an ample level of reserves on an ongoing basis. RMPs were reduced to $25 billion per month in April 2026, and further reduced to $10 billion per month in May 2026. The Fed paused RMPs from mid-August 2026 through mid-October 2026, although the market anticipates that RMPs will resume and potentially increase in late 2026. As of September 30, 2026, the Fed had reduced its balance sheet for Agency RMBS by approximately $842 billion from the peak of approximately $2.7 trillion to approximately $1.9 trillion, shedding approximately 61% of the Agency RMBS added during pandemic quantitative easing and representing the lowest level since June 2020.

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

On July 27, 2023, the federal banking regulators, including the Office of the Comptroller of the Currency (the “OCC”) the FDIC and the Fed, jointly issued a proposed rule that would revise large bank capital requirements (the “2023 Basel III Endgame”).  The 2023 Basel III Endgame, if implemented as originally proposed, would have significantly increased the credit weight risk for balance-sheet mortgages and for Agency RMBS sold to the GSEs, which could have disincentivized banks from originating mortgages for sale to the GSEs and impacted pricing in the Agency RMBS markets. The comment period for the 2023 Basel III Endgame closed on January 16, 2024, and the proposed rule was met with strong objections from the banking industry.

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

On March 19, 2026, the OCC, FDIC and the Fed rescinded the 2023 Basel III Endgame proposal and concurrently issued three revised notices of proposed rulemaking. The three proposals include (i) a revised Basel III Endgame proposal that would apply an expanded risk-based approach to Category I and Category II banking organizations, thus narrowing the mandatory scope from the 2023 proposal, with all other banking organizations permitted to opt in; (ii) a revised standardized approach proposal that would reduce risk weights for traditional lending activities for banking organizations not subject to the expanded risk-based approach; and (iii) a revised GSIB capital surcharge proposal. The OCC, FDIC, and the Fed estimate that the revised proposals would decrease aggregate common equity tier 1 capital requirements by approximately 4.8% for Category I and Category II banking organizations, in contrast to the significant capital increases that would have resulted under the 2023 Basel III Endgame. Additionally, the revised proposal would eliminate the requirement to deduct mortgage servicing assets from common equity tier 1 capital, instead assigning a 250% risk weight, which is designed to promote mortgage origination and servicing by banking organizations. The Fed voted 6-to-1 to advance all three proposals and the FDIC board voted unanimously in favor of the revised Basel III Endgame and standardized approach proposals. The comment period for the revised proposals closed on June 18, 2026, with the Fed indicating that it hopes to release the final rule by the end of 2026.

The scope and nature of the actions the U.S. government or the Fed will ultimately undertake are unknown and will continue to evolve.

Effect on Us

The following discussion pertains to both Royal Palm's investment portfolio and the investment portfolio of Orchid that is managed by Bimini Advisors.

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

If prepayment rates are relatively low (due, in part, to the refinancing problems described above), lower long-term interest rates can increase the value of our Agency RMBS. This is because investors typically place a premium on assets with coupon/yields that are higher than coupon/yields available in the market. To the extent such securities prepay slower than would otherwise be the case, we benefit from an above market coupon/yield for longer, enhancing the return from the security. Although lower long-term interest rates may increase asset values in our portfolio, we may not be able to invest new funds in similarly yielding assets.

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

With respect to the markets from which the Company derives its revenues and profits, prior to the second quarter of 2026, Orchid and the Company invested exclusively in Agency MBS securities and applied leverage utilizing repurchase agreement funding. The primary drivers of the performance of these assets – both absolute performance and performance relative to hedges – are interest rates, their impact on both asset prices and the level of prepayments, interest rate volatility, particularly the level of implied volatility in interest rate swaptions and various interest rate derivatives, and our funding levels.  Accordingly, we have been, and continue to be, significantly exposed to interest rates, and our performance remains driven by our ability to select assets, manage our leverage, and the effectiveness of our hedging strategy. However, as a result of the acquisition of TJIM the Company now derives revenues and profits from the equity market. Accordingly, our focus will broaden to encompass developments in the equity market going forward.

Domestic Equity Market

In stark contrast to recent quarters, artificial intelligence was not the headline story of the third quarter. U.S. equities turned in a respectable period on the surface, with the S&P 500 returning 2.3% including dividends. While technology remained a major driver, the sector was outperformed by Energy by a wide margin. But the real story of the quarter was the sharp increase in interest rates to levels unseen in nearly a quarter of a century.

On August 19, Treasury Secretary Scott Bessent announced a buyback program targeting off-the-run, 10- to 30-year paper, followed by a September 10 operation capped at $6 billion to suppress long-end yields. Similar to "Operation Twist" from the Global Financial Crisis, this modern effort is far more benign in scale. Thus far, it has felt like pushing on a string: yields spiked across the curve, with the 10-year Treasury closing September at 5.29% and shorter maturities pushing past 5.0% in an aggressive bear flattening.

Three primary catalysts are driving yields higher:

●

Inflation Expectations: Persistent war and tariffs continue to lift fuel and materials costs. Facing scarcity, nations aggressively onshore critical production—a reflexive loop that elevates inflation, turns supply chains into defense priorities, and fragments global trade.

●

Fed Restrictiveness: With the September headline Personal Consumption Expenditures price index ("PCE") at 3.6% and core PCE firming at 3.1% (reversing late last year’s 2.5% low), the Federal Reserve unanimously raised the Fed Funds target by 25 basis points to 3.75%–4.00%.

●

Deficit Spending: An annual federal shortfall near 6% of GDP adds roughly $2.0 trillion to debt exceeding $40 trillion. With the CBO projecting a 6.7% deficit by 2036, outgrowing this burden is unrealistic; sustainability requires fiscal restraint.

Equity Market Breadth & The Cost of the AI Buildout

U.S. stocks have enjoyed strong topline index returns year-to-date, but market breadth has narrowed considerably as whole sectors failed to participate:

●

Diverging Participation: Only Energy and Tech are beating the broader market year-to-date. The equal-weight S&P 500 fell 1.9% during the quarter, with 350 S&P 500 constituents lagging the benchmark and 237 sitting in negative territory.

●

The Debt-Financed AI Bet: A recent Brookings paper estimates AI data centers must generate ~$3.7 trillion in annual revenue by 2032 (~9% of GDP) for a 10% unlevered return. Because so much AI infrastructure is debt-financed, higher baseline rates and widening credit spreads compound borrowing costs.

Despite AI tailwinds and resilient index returns, rising rates raise critical questions regarding investor appetite for risk assets. With elevated Treasury yields, the risk/reward proposition of owning equities has grown less attractive at the index level.

For equity investors, the silver lining of such concentrated market breadth is that hundreds of high-quality companies have been bypassed in the rush toward headline AI names. In a market where capital costs more, TJIM believes fundamental company discipline, free cash flow generation and strong balance sheets, instead of speculative momentum, will drive stock performance.

Fixed Income Yield and Opportunity

The elevated yields that pressured equities have created an opportunity for fixed income investors. High- quality, liquid fixed income strategies are more compelling than they have been in years. This is not a claim that interest rates can’t continue to rise, instead it just highlights that starting yields matter immensely. With TJIM bond portfolios yields of approximately 5%, they are much more resilient to future rate increases than they have been in past cycles. In addition, TJIM portfolios maintain ample dry powder to capitalize opportunistically as these higher yields unfold.

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

At the outset of 2026, there was uncertainty about how the risks facing the economy would ultimately drive Fed policy and the level of interest rates, with resulting impacts on risk assets and Agency RMBS.  Inflation was elevated, but risks to the growth outlook were clearly present, creating a quandary for policy makers. This does not appear to be the case now.  Growth has proven to be remarkably resilient, as has the labor market, and the growth of the economy is not a pressing concern for policy makers or markets.  Inflation, however, remains well above the Fed’s target and the Iran War seems likely to persist, representing a continued source of commodity inflation. Looking forward, the Iran War continues to be a dominant force driving the performance of all markets.  At this point, it is unclear what the ultimate outcome of the war will be or when it will end. As for the economy and monetary policy, the path of inflation is likely to be the primary driver of monetary policy and interest rate levels in the United States. Both Orchid and the Company have maintained modest levels of leverage for the past several quarters and are likely to continue to do so given the prevailing market uncertainty.

For domestic equity markets, the third quarter of 2026 stood in stark contrast to the broad, powerful optimism of the previous quarter. U.S. equities remained positive, delivering a respectable 2.3% total return. However, debates surrounding the timing and magnitude of artificial intelligence investments were overshadowed by a sharp surge in interest rates, punctuated by the 10-year Treasury yield closing September at 5.29%.

Beneath top-line index gains, market conditions fragmented as investors navigated several compounding headwinds:

●	Narrowing Market Breadth: The equal-weight S&P 500 fell 1.9%, with 350 constituents lagging the headline index and 237 issues ending the quarter in negative territory.
●	Inflation & Policy Restrictiveness: With September headline PCE climbing to 3.6%, the Federal Reserve unanimously hiked the Fed funds target rate by 25 bps to 3.75%–4.00%.
●	Diminished Equity Appeal: Stretched equity valuations paired with ~5% yields on risk-free Treasuries made the risk/reward proposition of equities considerably less attractive.
●	Debt Costs & The AI Buildout: Because AI infrastructure is heavily debt-funded, rising benchmark yields and widening credit spreads increasingly threaten corporate capital spending plans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide disclosure pursuant to this Item. However, we have elected to include much of the information in Item 2 above.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously disclosed, in April 2020 and November 2021, the Company received demands for payment from Citigroup, Inc. related to the indemnification provisions of various mortgage loan purchase agreements entered into prior to 2007. As of September 30, 2026, no further information has been received related to this matter.  The ultimate resolution of this matter cannot presently be determined. However, in management's opinion, the demands are without merit and the likelihood of a material adverse outcome is remote. Accordingly, no provision or accrual has been recorded.

We are not party to any other material pending legal proceedings as described in Item 103 of Regulation S-K.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item in this Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not have any unregistered sales of its equity securities during the three months ended September 30, 2026.

The following table contains information about all purchases made during the three months ended September 30, 2026 by, or on behalf of, us and any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares or other units of any class of our equity securities that is registered pursuant to Section 12 of the Exchange Act. All purchases were made pursuant to the 2026 Repurchase Plan.

				Approximate
				Dollar Amount
			Shares Purchased	of Shares
		Weighted-	as Part of	That May Yet
	Total Number	Average	Publicly	be Repurchased
	of Shares	Price Paid	Announced	Under the
	Repurchased	Per Share	Programs	Authorization
July 1, 2026 - July 31, 2026	1,984	$2.33	1,984	$2,455,196
August 1, 2026 - August 31, 2026	36,216	3.03	36,216	2,345,359
September 1, 2026 - September 30, 2026	30,000	3.19	30,000	2,249,659
Totals / Weighted Average	68,200	$3.08	68,200	$2,249,659

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No

3.1	Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Form S-11/A, filed with the SEC on April 29, 2004
3.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated November 3, 2005, filed with the SEC on November 8, 2005
3.3	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 10, 2006, filed with the SEC on February 15, 2006
3.4	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
3.5	Certificate of Notice, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated January 28, 2008, filed with the SEC on February 1, 2008
3.6	Articles Supplementary, reclassifying shares of Class A Preferred Stock and Class B Preferred Stock into Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated December 21, 2015, filed with the SEC on December 21, 2015
3.7	Articles Supplementary, creating the Series A Preferred Stock, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated December 21, 2015, filed with the SEC on December 21, 2015.
3.8	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
4.1	Rights Plan, dated as of December 21, 2015, between the Company and Broadridge Corporate Issuer Solutions, Inc. incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated December 21, 2015, filed with the SEC on December 21, 2015.
4.2	Description of the Company’s Capital Stock, incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 27, 2020.
10.1	Fourth Amendment to Management Agreement, dated as of April 23, 2026, by and between Bimini Advisors, LLC and Orchid Island Capital, Inc.*
31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.***
101.SCH	Inline XBRL Taxonomy Extension Schema Document***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	Inline XBRL Additional Taxonomy Extension Definition Linkbase Document***
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document***
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*          Filed herewith.

**         Furnished herewith

***         Submitted electronically herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIMINI CAPITAL MANAGEMENT, INC.

Date: November 6, 2026	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: November 6, 2026	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)